Form 10QSB
period 1996-09-30
GRANITE FINANCIAL INC
filed 1996-12-06
CIK 1019254

26

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                             FORM 10-QSB

[X]QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
   SECURITIES EXCHANGE ACT OF 1934.

          For the Quarterly Period Ended September 30, 1996

                                 OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
   SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from ___________ to ______________

                  Commission file number   0-21591

                       GRANITE FINANCIAL, INC.
     (Name of small business issuer as specified in its charter)

          Delaware                    84-1349929
  (State of Incorporation)(I.R.S. Employer Identification No.)

                        6424 West 91st Avenue
                     Westminster, Colorado 80030
              (Address of principal executive offices)

                           (303) 650-4059
                     (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes      No X


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                             Yes      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Common stock, $.001 par value; 3,500,000 shares outstanding as of November 29, 1996

Transitional   Small   Business  Disclosure  Format   (check   one):
Yes      No  X
                       GRANITE FINANCIAL, INC.

                             FORM 10-QSB

                  QUARTER ENDED SEPTEMBER 30, 1996

                                INDEX

                                                           PAGE NO.
PART 1.  FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


Financial Statements:

    Consolidated Balance Sheets                               3
    Consolidated Statements of Income                         4
    Consolidated Statement of Changes in Members' Equity      5
    Consolidated Statements of Cash Flows                     6
    Notes to Consolidated Financial Statements             7-16


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS     17-21


PART 2.   OTHER INFORMATION                                  22

EXHIBITS
     10     MATERIAL CONTRACTS
     10.1   Trust and Security Agreement                 23-126
     10.2   Lease Acquisition Agreement                 127-155
     10.3   Servicing Agreement                         156-190

     27     FINANCIAL DATA SCHEDULE                         191



SIGNATURES                                                  192

ITEM 1.  FINANCIAL STATEMENTS



                  GRANITE FINANCIAL, LLC AND SUBSIDIARY
                         Consolidated Balance Sheets

                                   Pro forma
                                  September 30,     September 30,    June 30,
                                      1996              1996           1996
                                  (Unaudited)        (Unaudited)
                 Assets
Cash                              $    8,087          $     8,087
Direct financing leases
 available for sale (Notes 2
  and 3)                           9,697,275            9,697,275      8,671,869
Direct financing leases
 assigned to lender (Note 2)      20,932,284           20,932,284     22,575,827
Prepaid and other assets             219,925              219,925        141,729
Deferred offering costs (Note 5)     491,062              491,062         97,765
Furniture and equipment, net         435,348              435,348        399,150
Loan origination fees, net           408,353              408,353        450,342
Organization costs, net               15,268               15,268         16,222

Total assets                     $32,207,603          $32,207,603    $32,352,904

        Liabilities and Equity
Line-of-credit (Note 4)          $ 3,734,948          $ 3,734,948    $ 3,690,618
Checks written in excess
 of bank balance                                                         288,848
Accounts payable and
 accrued expenses                    758,286              647,286        667,870
Due to affiliate (Note 3)            354,972              354,972         93,590
Proforma income taxes (Note 6)       411,447
Limited recourse Class A
 note payable (Note 2)            19,292,387           19,292,387     20,761,785
Notes payable (Note 4)             4,901,211            4,901,211      4,090,818
                                  29,453,251           28,930,804     29,593,529
Commitments
Common stock, $.001 par value;
 20,000,000 shares authorized;
 2,000,000 shares issued and
 outstanding                           2,000
Additional paid-in capital         2,752,352
Members' equity                                        3,276,799       2,759,375
Total stockholders' and
 members' equity (Note 5)          2,754,352           3,276,799       2,759,375

Total liabilities and equity     $32,207,603         $32,207,603     $32,352,904

              See notes to consolidated financial statements


                       GRANITE FINANCIAL, LLC AND SUBSIDIARY

                         Consolidated Statements of Income
                                    (Unaudited)

                                           3 Months          3 Months
                                             Ended             Ended
                                         September 30,      September 30,
                                             1996              1995
Revenues
  Sales of leases
   (Note 3)                             $10,426,221        $ 4,632,293
    Income from direct
      financing leases                      929,614             16,684
       Total revenues                    11,355,835          4,648,977

Costs
  Cost of leases sold                     9,843,125          4,293,683
  Provision for credit
   losses                                    25,000             79,702
  Interest expense                          437,989
       Total costs                       10,306,113          4,373,385

Gross profit                              1,049,722            275,592

Other expenses
  Salaries and
   benefits                                 259,709            132,982
  General and
   administrative                           181,500             75,822
  Depreciation and
   amortization                              91,089                 -
       Total other
        expenses                            532,298            208,804

Net income                                  517,424             66,788

Pro forma income taxes (Note 6)            (191,447)           (24,712)

Pro forma net income                      $ 325,977         $   42,076

Pro forma net income per share            $    0.16         $     0.02

Weighted average number of pro forma
 shares outstanding                       2,000,000          2,000,000
  (Notes 1 and 5)

Note: Pro forma income taxes assumes a combined federal and state income tax rate of 37.0%.

                    See notes to consolidated financial statements.



                 GRANITE FINANCIAL, LLC AND SUBSIDIARY

           Consolidated Statement of Changes in Members' Equity
                               (Unaudited)

       Balance, June 30, 1996                $ 2,759,375

       Net income for the quarter                517,424

       Balance, September 30, 1996           $ 3,276,799


       See notes to consolidated financial statements




               GRANITE FINANCIAL, LLC AND SUBSIDIARY
               Consolidated Statements of Cash Flows
                             (Unaudited)

                                             3 Months          3 Months
                                              Ended              Ended
                                           September 30,     September 30,
                                               1996              1995

Cash flows from operating activities:
 Net income                                 $    517,424      $   66,788
  Adjustments to reconcile net income
   to net cash used in operating
    activities:
     Due to affiliates                           261,382               0
     Provision for losses                         19,685          78,702
     Loan fees amortized                          66,337
     Depreciation and amortization                24,654
       Net changes in operating assets
        and liabilities
         Increase in Direct financing
          leases available for sale           (1,045,091)       (184,768)
         Increase in prepaids and other
          assets                                (430,431)        (10,047)
         Incr.(decr.) in Accts. payable
          and accrued expenses                   (20,584)        121,386
                                              (1,124,048)          5,272
           Net cash provided by (used in)
            operating activities                (606,624)         72,060

Cash flows from investing activities:
 Payments received on leases assigned
  to lender                                    1,643,543               -
 Expenditures for organization costs                              (6,076)
 Purchase of furniture and equipment             (59,898)        (47,323)
    Net cash provided by (used in)
     investing activities                      1,583,645         (53,399)

Cash flows from financing activities:
 Checks written in excess of bank balance       (288,848)             -
 Proceeds from notes payable                   1,302,875              -
 Principal payments on notes payable            (492,482)             -
 Net proceeds from line-of-credit                 44,330              -
 Principal payments on Class A note payable   (1,469,398)             -
 Expenditures for loan origination fees          (24,349)             -
 Members' equity contribution net of
  related costs                                                   55,000
 Deferred offering costs paid                    (41,062)             -
    Net cash provided by (used in)
     financing activities                       (968,934)         55,000

Net increase in cash                               8,087          73,661

Cash - beginning of period                            -          443,657

Cash - end of period                         $     8,087      $  517,318

Supplemental disclosure of cash flow information:
 Cash paid during the quarters ended September 30, 1995 and 1996 for interest was $0 and $525,588, respectively.

Noncash investing and financing activities:
 Deferred offering costs of $352,235 are included in accrued expenses.

See notes to consolidated financial statements


                GRANITE FINANCIAL, LLC AND SUBSIDIARY

             Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

     Granite Financial, LLC (the "LLC Company") was organized in Colorado on February 21, 1995. The LLC Company is principally engaged in the business of originating and selling lease contracts. The lease contracts provide financing primarily for the acquisition of computer, office products, medical equipment and other business equipment. All equipment leased is acquired from unrelated parties.

     In June 1996, Granite Financial, Inc. ("GFI") was incorporated. Concurrently with the consummation of the public offering (Note 5), GFI exchanged 2,000,000 shares of its common stock for all of the outstanding membership interests of the LLC Company, as a result of which GFI is the sole member of the LLC Company. Contemporaneously, GFI caused the LLC Company to be liquidated and the assets of the
LLC Company were distributed to GFI as the sole member of the LLC Company. GFI owns all of the capital stock of GF Funding Corp. I and has assumed responsibility for all servicing and other activities formerly undertaken by the LLC Company. Granite Financial, LLC, its wholly-owned subsidiary, GF Funding Corp. I, and its successor, GFI, will hereinafter be referred to as the "Company".

     The  consolidated  financial  statements  included  herein  are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Granite Financial, Inc.'s Amendment No. 3 to Form SB-2 which was filed with the Securities and Exchange Commission on October 24, 1996.

Pro Forma Balance Sheet

     The accompanying pro forma balance sheet as of September 30, 1996 reflects the income tax effects of the restructuring. As a limited liability company, Granite Financial, LLC was not subject to federal or state income taxes. As a result of the reorganization as a C corporation in conjunction with the public offering, the Company will record a one-time charge against earnings for net deferred income taxes of $411,000 and a distribution of $111,000 to its members in connection with each member's income tax obligation.

Interim unaudited financial statements

     Information with respect to September 30, 1996 and 1995, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the operations of the Company. The results of operations for the three months ended September 30, 1996 and 1995 are not necessarily indicative of the results of the entire year.
Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Direct Financing Leases Available for Sale

     The Company has entered into various lease agreements which, in accordance with Statement No. 13 of the Financial Accounting Standards Board, meet the criteria of capitalization and are accounted for as direct financing leases. Under this method, the amount by which gross lease rentals exceed the cost of the related assets, less the estimated recoverable residual value at the expiration of the lease, less the amount of expected losses, is recognized as earned income over the life of the lease using the interest method.

     Leases in which the Company surrenders control of the future economic benefits in the lease and the underlying equipment are accounted for as a sale. The direct financing leases available for sale, which are sold, are eliminated and the cost and related sales proceeds recognized upon such sale. To the extent the Company surrenders control of a portion of a pool of lease assets, the Company will allocate the recorded lease investment between the portion sold and the portion retained based on the relative fair values of each portion on the date the leases were acquired or, if not practical, on the date of sale. The Company will continue to carry on its balance sheet an asset for the portion retained.

     Any permanent reduction in the estimated residual value of leased property is charged to operations in the period it occurs.

Direct Financing Leases Assigned to Lender

     Direct financing leases sold as part of a securitization to a special-purpose entity that issues debt securities are accounted for as collateralized borrowings. The securitized leases, recorded as Direct Financing Leases Assigned to Lenders, and the related debt are reflected in the consolidated balance sheet. Direct financing leases sold to a special-purpose entity that issues equity interests instead of debt securities would be accounted for as a sale. The consolidated statement of operations would reflect a gain or loss and the securitized leases would be eliminated from the consolidated balance sheet on the date of sale.

Lease Acquisition Costs and Broker Commissions

     Lease acquisition costs consist of broker bonuses and commissions paid upon the origination of the lease contracts. These costs are included in direct financing leases held for sale and are amortized to expense over the life of the related lease contracts on the interest method.

Income Taxes

     Granite Financial, LLC is taxable as a partnership under federal and state income tax laws. As such, it is not subject to income taxes as a separate entity and its income or loss is required to be included in the income tax returns of its members. Upon consummation of the public offering (Note 5), Granite Financial, LLC was liquidated and the successor corporation, Granite Financial, Inc., is taxed as a regular corporation. The statements of income reflect pro forma information which present pro forma income taxes as if computed at the statutory rate.

     Effective upon liquidation of the LLC, the successor Company will apply FAS 109, "Accounting for Income Taxes". Under FAS 109, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Allowance for Credit Losses

     An allowance for credit losses is maintained at a level which is estimated by the Company to be necessary and adequate to provide for expected losses in the existing portfolio of leases for which the Company has either full or partial recourse. The leases are collateralized by the equipment under lease and lessees generally are required to personally guarantee lease payments. The Company's risk of loss is partially mitigated by recovering collateral and enforcing guarantees. However, the resale value of leased equipment generally declines at a rate greater than the principal of the lease, so full recovery on defaulted leases is not always possible.

Accounting Standard Not Yet Adopted

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under FAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 prohibits early application and, accordingly, the Company plans to adopt this standard for transactions occurring after December 31, 1996. Upon adoption, transferred lease assets that qualify for sales treatment under FAS 125 and the related nonrecourse debt will be removed from the balance sheet with the resulting gain or loss on sale reflected in the statement of operations. The Company is unable to estimate the effect of the adoption on the statement of operations as the amount and structure of future securitization transactions is unknown. In November 1996, the FASB issued an exposure draft which would defer the effective date of certain provisions of FAS 125 for one year.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Direct Financing Leases

     The Company's direct financing leases at September 30, 1996 consist of the following:

                                              Available     Assigned to
                                              For Sale        Lender
    Minimum lease payments receivable       $ 12,069,070    $25,006,128
    Estimated residual values of leased
      property                                   258,297        848,596
    Lease acquisition costs and broker
     commissions                               1,307,879        553,034
    Unearned income and allowance for
     credit losses                            (3,737,421)    (5,269,703)
    Security deposits                           (200,550)      (205,771)

    Net direct financing leases              $ 9,697,275    $20,932,284

Scheduled collections of minimum lease payments receivable are as follows:

                                              Available      Assigned to
  Year Ending June 30,                          For Sale        Lender
        1997 (for nine months ending)       $ 2,635,540      $ 6,357,820
        1998                                  3,472,151        8,100,307
        1999                                  2,997,520        5,655,884
        2000                                  1,718,802        3,701,253
        Thereafter                            1,245,057        1,190,864

                                            $12,069,070      $25,006,128

     The Company is required to estimate the amount of leases expected to result in default and to estimate the amount of loss that will be incurred under each default. The Company currently provides allowances for these losses based on the historical performance of the leases. These losses relate both to leases that are held by the Company to maturity along with losses that could result to the Company on leases sold to third parties under full or partial recourse arrangements. The actual losses incurred could differ materially from the amounts that the Company has estimated in preparing the historical financial statements.

Private Offering of Lease-Backed Term Note

     In  April  1996,  the  Company's  wholly-owned  subsidiary,  GF
Funding Corp. I, completed a private offering of a $21,688,993, 6.33% Class A lease-backed term note ("Class A Note"). The Class A Note requires monthly principal and interest payments as specified in the Note and Trust Indenture through November 2001. The principal balance of the Class A note was $19,292,387 at September 30, 1996. The notes are collateralized by 1) the cash flows of the underlying lease assets, 2) all of GF Funding Corp. I's rights and interest in the related equipment, 3) a cash collateral account maintained by a trustee and, 4) a financial guaranty insurance policy which provides an unconditional guarantee of all principal and interest payments on the Class A Note in the case of defaults or prepayments on the lease assets. Of the underlying leases assets which had a carrying value of $20,932,284 at September 30, 1996, the Company has transferred, assigned and sold all of its right, title and interest in the future cash flows from these lease assets and the related equipment to G.F. Funding Corp. I for the benefit of the holder of the Class A Note. As the Company has surrendered all control over the future economic benefit of these lease assets and there is limited recourse to the Company to the extent of the overcollateralization leases, the underlying lease assets at a carrying value of $20,932,284, have been reflected as direct financing leases assigned to lender in the accompanying consolidated balance sheet. On a monthly basis, the Company may receive any remaining cash flows (the securitization residual interest) of the underlying lease assets and related equipment after the Class A note is satisfied as defined in the Trust Indenture. All payments received from the underlying leases are to be sent directly to a trustee where the cash flow is distributed in the priorities provided for in the Trust Indenture. The Company is paid a servicing fee as the servicer for all the underlying lease contracts.

Note 3 - Sale of Leases

     The Company entered into agreements with certain financial institutions to sell, on an ongoing basis, certain leases either on a recourse or non-recourse basis. The purchase price of the leases is determined on a transaction by transaction basis based upon the present value of the payments to be received under the lease. Revenue, in the amount of the purchase price, is recognized on the date of sale. The Company retains servicing of all leases under the agreements. During the quarters ended September 30, 1995 and 1996, the cost and related sales proceeds of leases sold, on a nonrecourse basis, were $4,293,683 and $4,632,293 and $9,843,125 and
$10,426,221, respectively.

     For the quarters ended September 30, 1995 and 1996, the cost and related sales proceeds of leases sold to Heartland Bank were $3,269,207 and $3,504,832 and $8,926,064 and $9,483,566,
respectively. Heartland Bank became a principal shareholder of the Company in January 1996. The cost and related sales amounts are included in the accompanying consolidated statements of income. At September 30, 1996, $354,972 is included in Due to Affiliate in the accompanying consolidated balance sheet related to certain leases purchased by Heartland Bank. Subsequent to September 30, 1996, the Company sold leases with a cost of $2,062,279 to Heartland Bank for a sales price of $2,160,215. With respect to the leases sold to Heartland Bank, there is recourse to the Company for the amount of the related residuals of approximately $495,129 at September 30, 1996.

Note 4 - Credit Facilities

Line-of-Credit

                                                        September 30,
                                                             1996
$7,000,000 line-of-credit to a bank, due
 June 30, 1997.  Interest at the  bank's
 reference rate plus 1% (9.25% at  September
 30,  1996) payable  monthly.  The line is
 collateralized by security  interests in
 certain eligible leases, as defined, entered
 into by the Company, including  a  security
 interest in the equipment  covered  by  such
 leases. Upon completion of the initial public
 offering (Note 5), the line was increased to
 $10,000,000.                                              $ 3,734,948

Subsequent to September 30, 1996, the Company entered into an agreement with a bank for a line-of-credit of $5,000,000. The line-of-credit matures October 1997 and carries an interest rate equal to the bank's reference rate.


Notes payable                                           September 30,
                                                            1996

Note payable to bank; the note requires a
 minimum monthly payment of $86,700, as
 defined in the agreement, and interest
 at 11%, with  all unpaid  principal
 and  interest due July 31,  1997.  This
 note  is secured  by  a  pledge of all
 of the stock of G.F. Funding  Corp.  I
 owned  by  the  Company. The note was
 paid in full in November  1996 using
 proceeds from the initial public offering
 (Note 5)                                              $      866,500


Note  payable to bank, payable in monthly
 installments  of  $78,754, including interest
 at the Treasury Rate plus 3% (9% at September
 30, 1996), through February, 2000 when all
 unpaid principal and interest is  due;
 collateralized  by  certain leases  including
 a  security interest in the underlying equipment.          2,772,226

Note  payable to bank, payable in monthly installments
 of  $28,303, including  interest  of 9.80% through
 January, 2000;  collateralized by  certain  leases
 including a security interest in the  underlying
 equipment.                                                   962,485

Note  payable  to  shareholders, interest  payable
 monthly  at  11% through November 29, 1996 when
 all principal and unpaid interest  is due; Note
 was paid in full in November 1996 using proceeds
 from  the initial public offering (Note 5)                  300,000

                                                          $4,901,211

Maturities due on the notes payable are as follows:


   Year Ending June 30,
         1997 (for nine months ending)              $ 1,492,767
         1998                                         1,443,686
         1999                                         1,159,094
         2000                                           805,664

                                                    $ 4,901,211

Note 5 - Members' Equity

Initial Public Offering

     In October 1996, the Company completed its initial public offering. The offering was comprised of 1,500,000 shares of common stock priced at $7.50 per share. Additionally, the Company has granted to the Underwriters of the offering a 45-day option to purchase an


Note 5 - Members' Equity (continued)

aggregate of up to 225,000 additional shares of common stock to cover over-allotments. At September 30, 1996, deferred offering costs of $491,062 are reflected in the accompanying consolidated balance sheet.

Stock Option Plans

    The Company adopted its 1996 Omnibus Stock Option Plan in June 1996 (the "Option Plan"). An aggregate of 450,000 shares of Common Stock are currently reserved for issuance under the Option Plan.

    The Option Plan provides for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section
422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options. Non-qualified stock options may be granted to employees, directors and consultants of the Company, while Incentive Stock Options may be granted only to employees. The Option Plan is currently administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions of the options granted under the Option Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. The Option Plan was approved by the sole shareholder of GFI as of June 22, 1996.

    The exercise price of all Incentive Stock Options granted under the Option Plan must be equal to the fair market value of the Common Stock of the Company on the date of grant, and must be at least 110% of fair market value when granted to a 10% or more shareholder. The exercise price of all non-qualified stock options granted under the Option Plan shall be not less than 85% of the fair market value of the Common Stock on the date of grant. The term of all options granted under the Incentive Plan may not exceed ten years, except the term of Incentive Stock Options granted to a 10% or more shareholder may not exceed five years.
The Option Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

    As of September 30, 1996, a total of 250,000 non-qualified and Incentive Stock Options were outstanding with exercise prices ranging from $5.95 to $6.55 per share and a weighted average exercise price per share of $6.33.

Note 6 - Income Taxes

     The Company's status as an LLC was terminated upon completion of the initial public offering. At that time, deferred tax liabilities were recorded, and a charge to earnings of $411,000 was included in continuing operations during the period of the change in tax status. The Company distributed $111,000 to the members of the LLC to provide the members with sufficient funds to pay tax liabilities arising as a result of income allocated to the members prior to the date of the public offering.


Note 7 - Disclosure About Fair Value of Financial Instruments

Direct Financing Leases

     The fair values of the direct financing leases available for sale and the direct financing leases assigned to lender were determined based on the estimated remaining cash flows discounted at an estimated current market rate of the leases of 11 1/2%.

Notes Payable

     The fair value of the line-of-credit and bank notes payable at September 30, 1996 approximated the carrying value because of the short-term nature of these instruments. The fair value of the Class A lease-backed term note approximated the carrying value due to the nominal difference between the coupon and current market interest rate.


                                                September 30, 1996
                                              Carrying          Fair
                                               Amount          Value
  Direct financing leases assigned to
   lender                                   $ 20,932,284    $ 21,426,238
  Direct financing leases available
   for sale                                    9,697,275      10,053,665
  Line-of-credit                              (3,734,948)     (3,734,948)
  Notes payable                               (4,901,211)     (4,901,211)
  Limited recourse Class A note payable      (19,292,387)    (19,292,387)

     The preceding methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time for the Company's financial instruments; they are subjective in nature and involve uncertainties, matters of significant judgment and, therefore, cannot be determined with precision. Fair value estimates do not reflect the total value of the Company as a going concern.


Note 8 - Related Party Transactions

     An   officer   and   director  of  the  Company   has   devoted
approximately 50% of his time to the operations of Granite Financial, LLC, but did not receive any compensation from the Company. The officer's salary has been paid in full since February 1995 by a related company. The Company has agreed to reimburse the related company $76,000 paid to the officer through June 30, 1996 on the Company's behalf. For services rendered following September 19, 1996, the Company has agreed to compensate the officer for service which he will render directly to the Company. Since September 19, 1996, the officer has devoted full-time to the Company's business and affairs.




Note 8 - Related Party Transactions (continued)

     In September 1996, the members advanced to the Company $300,000. The notes, which had an 11% interest rate, were scheduled to mature on November 29, 1996. In November 1996, the Company repaid in full the advance using proceeds from the initial public offering (Note 5).

See Note 3 for additional related party transactions.



Note 9 - Major Supplier

     The Company's leases are originated through a network of 48 independent lease originators located throughout the United States. Transactions generated by a single independent lease originator accounted for approximately 18.0% of the Company's leases funded during the quarter ended September 30, 1996. Transactions generated by the Company's ten largest independent lease originators accounted for approximately 61.23% of leases funded during the quarter ended September 30, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    Equipment leasing is a capital intensive business. As such, the Company requires access to substantial short and long-term credit to fund new equipment leases. Since inception through September 30, 1996, the Company has funded its operations primarily through sale of leases, recourse borrowings, sale of equity to the present shareholders of the Company and through the securitization completed in April 1996. The Company's requirements for liquidity and access to additional capital have been, and will continue to be, significant. In the event the growth in leases funded and sold continues at recent rates, the Company's capital requirements will likewise continue to increase.

    On October 25, 1996, the Company completed its initial public offering of 1,500,000 shares of common stock priced at $7.50 per share. The Company received net proceeds from such offering of approximately $9,819,000 (before deducting other expenses payable by the Company estimated at $725,000). The Company's underwriter for such offering also has a 45 day option to purchase up to 225,000 additional shares of common stock solely to cover over-allotments. As of December 3, 1996, the over-allotment option has not been exercised. The proceeds from the offering were or will be used primarily to fund expanded leasing operations, pay expenses and fund collateral enhancements required by future securitizations, repay a term loan of $874,856, repay advances from shareholders, fund a distribution to members of Granite Financial, LLC for income taxes and for other working capital and general corporate purposes.

    On November 5, 1996, the Company closed its second securitization transaction. The aggregate amount available for funding under such securitization is $65 million. On the initial closing date of November 5, 1996, the investor funded approximately $7.2 million. The remaining amount under such facility is available for funding on a monthly basis, subject to certain monthly minimum and maximum amounts, during the period beginning on November 5, 1996, and, unless sooner terminated, ending on January 20, 1998. Based on the structure of this securitization, the Company will account for all fundings on a sale basis for financial statement purposes, which allows the Company to recognize immediately gain on leases contributed and sold for such securitization. The Company's first securitization completed in April 1996 was accounted for as a collateralized borrowing rather than on a sale basis due to the
different structure of that securitization.   The overall effect on
the Company's financial position and results of operations of future securitizations may differ significantly based on the accounting method utilized for such securitizations.

    In June 1996, the Company received a non-binding letter from The Industrial Bank of Japan, Limited ("IBJ"), under which IBJ has proposed issuing lease-backed bonds in the aggregate amount of $25 million. The nonbinding letter from IBJ provides that completion of funding is subject to customary due diligence, approval of rating agencies, approval of Financial Security Assurance, Inc. ("FSA") and the negotiation and execution of appropriate documentation.

    The Company maintains various bank credit facilities in the aggregate amount of $19.3 million. Each credit facility is secured by a first security interest in the specific leases pledged as collateral, as well as a first security interest in the underlying equipment. At September 30, 1996, an aggregate of $8.6 million was outstanding under these facilities. In October 1996, one of such facilities was increased from $7 to $10 million as a result of the completion of the Company's public offering. Additionally, in November 1996, a term loan was repaid using the proceeds of such offering. The Company uses these facilities to warehouse leases unless and until such leases are securitized or sold.

    In June 1995, the Company entered into a Lease Sale Agreement with Heartland Bank to sell leases to Heartland Bank at a price equal to the remaining cash flows of the leases (including residual interests), discounted to present value at an 11 1/2% per annum rate. For the quarter ended September 30, 1996, Heartland Bank purchased leases with a present value of approximately $10.4 million from the Company. These lease purchases provided the Company with significant liquidity during this period.

    The  Company's cash and cash equivalents at September  30,  1996 were $8,087. For the quarter ended September 30, 1996, net cash used in operating activities was $607,000. Cash used to fund direct financing leases available for sale of $1,045,000 and an increase in prepaids and other assets of $430,000 was partially offset by advances from affiliates of $261,000. Net cash provided by investing activities for the quarter ended September 30, 1996 was $1,584,000, primarily resulting from payments received of $1,644,000 on leases assigned. Net cash used in financing activities was $969,000 for the quarter ended September 30, 1996, reflecting proceeds received from notes payable of $1,303,000, and net proceeds from lines of credit of $44,000, offset by principal payments on the Class A notes of $1,469,000 and deferred offering costs of $41,000.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's Consolidated Statements of Income:

                GRANITE FINANCIAL, LLC AND SUBSIDIARY
                  Consolidated Statements of Income
                              (Unaudited)

                                           3 Months       3 Months
                                             Ended          Ended
                                          September 30, September 30,
                                              1996           1995
Revenues
  Total revenues                             100.0%         100.0%

Costs
  Cost of leases sold                         86.7%          92.4%
  Provision for credit losses                  0.2%           1.7%
  Interest expense                             3.9%           0.0%
      Total costs                             90.8%          94.1%

Gross profit                                   9.2%           5.9%

Other expenses
 Salaries and benefits                         2.3%           2.9%
 General and administrative                    1.6%           1.6%
 Depreciation and amortization                 0.8%           0.0%
     Total other expenses                      4.7%           4.5%

Net income                                     4.6%           1.4%

Pro forma income taxes (Note 6)               -1.7%          -0.5%

Pro forma net income                           2.9%           0.9%

Note: Pro forma income taxes assumes a combined federal and state income tax rate of 37.0%.

See notes to consolidated financial statements

Three months ended September 30, 1996 and September 30, 1995

     The Company's revenues are primarily a function of both the immediate gain recognition from leases sold and the accretion of income from leases held in the Company's lease portfolio. Sales of leases to financial institutions during the three months ended September 30, 1996 (the "1996 Period") totaled approximately $10.4 million, an increase of $5.8 million, or 126.1%, from $4.6 million during the quarter ended September 30, 1995 (the "1995 Period"). Income from direct financing leases increased from $17,000 in the 1995 Period to approximately $930,000 in the 1996 Period. Total revenues were $4.6 million during the 1995 Period and $11.4 million during the 1996 Period. The income from direct financing leases reflects the accounting for the April 1996 securitization as a collateralized borrowing. Under this method of accounting for the securitization, the Company records the securitized leases and related non-recourse debt in the financial statements and recognizes the related finance income over the life of the leases using the interest method. A significant amount of the 1996 Period income from direct financing leases is attributable to leases included in the April 1996 securitization. The growth in the sales of leases and income from direct financing leases is primarily attributable to the increase in the number of leases funded by the Company. The number of leases funded by the Company increased from 187 leases in the 1995 Period to 421 leases in the 1996 Period, an increase of
125.1 %. Additionally, the dollar amount of leases funded increased from $4.3 million in the 1995 Period to $11.0 million in the 1996 Period, an increase of 155.8 %.

     Cost of leases sold increased approximately $5.5 million, or 127.9%, from $4.3 million in the 1995 Period to approximately $9.8 million in the 1996 Period. However, the cost of leases sold as a percentage of revenues declined from 92.7% in the 1995 Period to 86.7% in the 1996 Period, reflecting the impact of the April 1996 securitization on the cost of leases sold.

     The Company's gross profit as a percentage of revenues increased from 5.9% in the 1995 Period to 9.2% in the 1996 Period. The costs included in the calculation of gross profit include not only the cost of leases sold but also the provision for credit losses and interest expense related to the income from leases held in the Company's portfolio. The Company's gross profit is directly related to the difference between the implied rate of interest received on leases funded and interest paid on amounts borrowed or the implicit rate of interest in the arrangement under which leases are securitized (referred to as the margin). The increase in the gross profit percentages from the 1995 Period to the 1996 Period is primarily attributable to the impact of the greater margin achieved as a result of the securitization completed in April 1996 which carried an advantageous borrowing rate.

     Interest expense and commissions increased from $0 in the 1995 Period to $438,000 in the 1996 Period. The increase in interest expense and commissions was primarily a result of the increase in borrowings, both under credit lines and under the $21 million limited recourse note from the April 1996 securitization. The increase in borrowings were a direct result of the overall growth in the number of leases funded by the Company from the 1995 Period to the 1996 Period. Salaries and benefits increased by $127,000, or 95.5%, from $133,000 in the 1995 Period to $260,000 in the 1996
Period. Salaries and benefits represent personnel costs directly attributable to the Company's executive, underwriting, marketing, documentation, data processing and accounting functions. The addition of eight employees from the 1995 Period to the 1996 Period, which were necessary to support the Company's growth in business, has resulted in the increase in salaries and benefits. General and administrative expenses increased $106,000, or 139.5%, from $76,000 in the 1995 Period to $182,000 in the 1996 Period. General and administrative expenses include commissions and referral fees, accounting, legal and other operational expenses not directly attributable to personnel. The increase from the 1995 Period to the 1996 Period was primarily due to the amortization of costs incurred in connection with the April 1996 securitization and expenses directly associated with the growth in lease fundings such as, but not limited to, UCC filing fees, credit reports, postage, and telephone expense. Depreciation and amortization increased $91,000 from $0 in the 1995 Period to $91,000 in the 1996 Period. This increase reflects the Company's addition of office and computer equipment as operations expanded from the 1995 Period to the 1996 Period. Also adding to the increase were loan costs paid in the 1996 Period as a result of utilizing certain credit facilities.

      Net income increased $450,000, from $67,000 in the 1995 Period to $517,000 in the 1996 Period. As Granite Financial, LLC was not subject to federal and state income taxes, net income represents the difference between gross profit and other expenses. To allow comparisons with C Corporations, a pro forma combined federal and state tax rate of 37.0% has been assumed for each period. Based on this assumption, the Company would have incurred income taxes of $25,000 and $191,000 in the 1995 Period and the 1996 Period, respectively. Pro forma net income of $326,000 in the 1996 Period represents an increase of $284,000, from pro forma net income of $42,000 for the 1995 Period.

                     PART II  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.


ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits
            10 - Material Contracts
            10.1 Trust and Security Agreement, dated November 1, 1996, among G.F. Funding Corp. II, as Transferor, Granite Financial, Inc., as Servicer, Norwest Bank Minnesota, National Association, as Trustee, and Norwest Bank Minnesota, National Association, as Backup Servicer;
            10.2 Lease Acquisition Agreement, dated November 1, 1996, between
                 Granite Financial, Inc. and G.F. Funding Corp. II;
            10.3 Servicing Agreement, dated November 1, 1996, among  G.F.
                 Funding Corp. II, as Transferor, Granite Financial, Inc., as Servicer, Norwest Bank Minnesota, National Association, as Trustee, and Norwest Bank Minnesota, National Association, as Backup Servicer;
            27 - Financial Data Schedule

               (b)  None.




                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of  1934, the Registrant has duly caused this Form 10-QSB  to  be
signed   on  its  behalf  by  the  undersigned,  thereunto   duly
authorized.


                     GRANITE FINANCIAL, INC.



Dated:   December  6,  1996                 By:  /s/  William  W. Wehner
                                                      William W. Wehner
                                                      Chairman and President


Dated:   December  6,  1996                 By:  /s/  William  S. Cobb
                                                      William S. Cobb
                                                      Chief Financial Officer