Form 10QSB
period 1996-12-31
GRANITE FINANCIAL INC
filed 1997-02-14
CIK 1019254

1
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         Form 10-QSB

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

      For the Quarterly Period Ended  December 31, 1996

                             or

__   TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from __________to__________

                    Commission file number 0-21591
                   GRANITE FINANCIAL, INC.
 (Name of small business issuer as specified in its charter)

          Delaware                      84-1349929
     (State of Incorporation)         (I.R.S. Employer
                                      Identification No.)

                    6424 West 91st Avenue
                 Westminster, Colorado 80030
          (Address of principal executive offices)

                       (303) 650-4059
                 (IssuerOs telephone number)

     Check whether the issuer (1) filed all reports required to be filled by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No __

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
               DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes __   No__
     State the number of shares outstanding of each of the issuerOs classes of common equity, as of the latest practicable date.
 Common stock, $.001 par value, 3,725,000 shares outstanding as of  December 31, 1996

     Transitional Small Business Disclosure Format (check one):
Yes __   No_X
                   GRANITE FINANCIAL, INC.

                         FORM 10-QSB

               QUARTER ENDED DECEMBER 31, 1996

                            INDEX

PART 1.  FINANCIAL INFORMATION                         PAGE NO.

ITEM 1. FINANCIAL STATEMENTS

Financial Statements:

      Consolidated Balance Sheets                          3
      Consolidated Statements of Income                    4
      Consolidated Statements of Changes in                5
      Stockholders' Equity
      Consolidated Statements of Cash Flows                6
      Notes to Consolidated Financial Statements        7-16


ITEM 2. MANAGEMENTOS DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS              17-24

PART 2. OTHER INFORMATION                                 25

EXHIBITS

      11.1  COMPUTATION OF EARNINGS PER COMMON
               SHARE AND COMMON EQUIVALENT SHARE          26

      27     FINANCIAL DATA SCHEDULE                      27




SIGNATURES                                                28







                 GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets

                                           December 31,   June 30,
                                               1996         1996
                                           (Unaudited)
                 Assets

Cash and cash equivalents                 $8,393,125      $        0
Direct financing leases available for
 sale (Notes 2 and 3)                      8,250,395       8,671,869
Direct financing leases assigned to
 lender (Note 2)                          20,783,512      22,575,827
Prepaid and other assets                     734,832         141,729
Deferred offering costs (Note 5)                  -           97,765
Furniture and equipment, net                 613,178         399,150
Loan origination fees, net                   926,015         450,342
Organization costs, net                       15,673          16,222

Total assets                            $ 39,716,730    $ 32,352,904

         Liabilities and Equity

Line-of-credit (Note 4)                 $  3,901,856    $  3,690,618
Checks written in excess of bank balance          -          288,848
Accounts payable and accrued expenses        897,944         667,870
Due to affiliate (Note 3)                  1,019,376          93,590
Lease payments due to trustee                383,427              -
Current and deferred income taxes
 payable (Note 6)                            629,521              -
Limited recourse Class A note payable
 (Note 2)                                 17,800,170      20,761,785

Notes payable (Note 4)                       900,654       4,090,818

                                          25,532,948      29,593,529
Commitments

Common stock, $.001 par value;
 20,000,000 shares authorized;
 3,725,000 shares issued and
 outstanding                                   3,725             -
Additional paid-in capital                13,742,430             -
Retained earnings                            437,627             -
Members' equity                                   -       2,759,375
Total stockholders' and members' equity
 (Note 5)                                 14,183,782      2,759,375

Total liabilities and equity            $ 39,716,730  $  32,352,904

  See notes to consolidated financial statements


                         GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                             Consolidated Statements of Income
                                          (Unaudited)

                            3 Months     3 Months     6 Months      6 Months
                             Ended         Ended        Ended         Ended
                          December 31,  December 31,  December 31,  December 31,
                              1996          1995         1996          1995
Revenues
 Sales of leases (Note 3) $17,428,941  $ 7,852,356   $27,855,164  $ 12,484,649
 Income from direct
  financing leases            981,890        1,378     1,911,504        18,062
     Total revenues        18,410,831    7,853,734    29,766,668    12,502,711

Costs
  Cost of leases sold      16,168,227    7,352,488    26,011,352    11,646,171
  Provision for credit
   losses                     106,000      (78,083)      131,000         1,619
  Interest expense            502,761        1,325       940,750         1,325
  Securitization expenses
   and amortization            75,454           -        143,231             -
      Total costs          16,852,442    7,275,730    27,226,333    11,649,115

Gross profit                1,558,389      578,004     2,540,335       853,596

Other expenses
  Salaries and benefits       344,426      134,474       604,135       267,456
  General and administrative  252,239      121,462       414,309       197,284
  Depreciation and
   amortization                48,482       14,311        91,225        14,311
     Total other expenses     645,147      270,247     1,109,669       479,051

Income before income taxes    913,242      307,757     1,430,666       374,545

Income taxes (see note below)(438,074)    (113,870)     (629,521)      (138,582)

Net income                  $ 475,168    $ 193,887    $  801,145     $  235,963

Earnings per share          $    0.15    $    0.10    $     0.30     $     0.12

Weighted average number of
 common and common equivalent
 shares (Notes 1 and 5)     3,243,438    2,000,000     2,656,482      2,000,000


Note: Income taxes for the 1996 periods reflect federal and state income taxes including a one-time charge to earnings of $100,000 as part of the reorganization from an LLC Company to a C Corporation. Income taxes for the 1995 periods reflect pro forma taxes at 37% as if the entity was taxed as a C Corporation.

                                See notes to consolidated financial statements.



                        GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                Consolidated Statement of Changes in Stockholders' Equity
                     For the Period June 30, 1996 to December 31, 1996
                                         (Unaudited)

                                               Additional
                Members'     Common Stock      Paid-in    Retained
                Equity   Shares      Amount    Capital    Earnings      Total
Balance, June
 30, 1996      $2,759,375       -      $     -    $    -     $     -  $2,759,375

Net income
 for the period
 July 1 - October 25,
 1996             363,519       -            -         -           -    363,519

Distribution to members
 to pay tax liabilities
 related to
 the LLC         (111,000)      -            -         -           -   (111,000)

Restructuring of Granite
 Financial, LLC into
 Granite Financial,
 Inc.           (3,011,894) 2,000,000    2,000    3,009,894        -         -

Issuance of common
 stock pursuant to
 initial public
 offering (net of
 issuance costs of
 $2,203,239)            -   1,725,000    1,725   10,732,536        -  10,734,261

Net income for the period
 October 26 - December
 31, 1996               -           -       -            -   437,627    437,627

Balance, December 31,
 1996             $     -   3,725,000  $ 3,725  $13,742,430 $437,627 $14,183,782

</TABLE?

                         See notes to consolidated financial statements


                         GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                          (Unaudited)

                                              6 Months           6 Months
                                                Ended              Ended
                                            December 31,         December 31,
                                                 1996               1995

Cash flows from operating activities:
 Net income                               $     801,145          $    374,545
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
   Due to affiliates                            925,786                25,000
   Due to trustee                               383,427                    -
   Depreciation and amortization                296,851                14,311
   Net changes in operating assets
    and liabilities:
    Decrease in provision for losses           (398,502)               (8,381)
    Increase (decrease) in direct financing
     leases available for sale                  819,976              (461,165)
    Decrease in prepaids and other assets      (593,200)               (2,251)
    Increase in accounts payable and
     accrued expenses                           230,074               191,420
    Increase in income taxes                    629,521                     0
                                              2,293,933              (241,066)

       Net cash provided by operating
        activities                            3,095,078               133,479

Cash flows from investing activities:
 Payments received on leases assigned to
  lender                                      1,792,315                   -
 Expenditures for organization costs                 -                (6,076)
 Purchase of furniture and equipment           (267,395)             (67,844)
       Net cash provided by (used in)
        investing activities                  1,524,920              (73,920)

Cash flows from financing activities:
 Checks written in excess of bank balance      (288,848)                  -
 Proceeds from notes payable                  1,302,875                   -
 Principal payments on notes payable         (4,493,039)                  -
 Net proceeds from line-of-credit               212,238                   -
 Principal payments on Class A note
  payable                                    (2,961,615)                  -
 Expenditures for loan origination
  and organizational fees                      (718,511)             (14,250)
 Proceeds from issuance of common stock      12,937,500                   -
 Costs related to issuance of common stock   (2,105,473)                  -
 Members' equity contribution net of
  related costs                                      -                55,000
 Distribution to members of the LLC            (111,000)                  -
     Net cash provided by financing
      activites                               3,773,127               40,750

Net increase in cash and cash equivalents     8,393,125              100,309

Cash and cash equivalents - beginning of
 period                                              -               443,657

Cash and cash equivalents - end of period     8,393,125              543,966


Supplemental disclosure of cash flow information:
  Cash paid during the quarters ended December 31, 1996 and 1995 for interest was $999,412 and $0, respectively.

Noncash investing and financing activities:
  Concurrently with the consummation of the public offering (Notes 2 ans 5), the Company exchanged shares of its common stock for all of the outstanding membership interests of the LLC Company.



          GRANITE FINANCIAL, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements

Note  1  -  Organization  and Summary of  Significant  Accounting
Policies

      Granite Financial, LLC ("LLC Company") was organized in Colorado on February 21, 1995. In June 1996, Granite Financial,
Inc.  ("GFI")  was   incorporated.    Concurrently   with   the
consummation of the public offering (Note 5), GFI exchanged 2,000,000 shares of its common stock for all of the outstanding membership interests of the LLC Company, as a result of which GFI became the sole member of the LLC Company. Contemporaneously, GFI caused the LLC Company to be liquidated and the assets of the LLC Company were distributed to GFI as the sole member of the LLC Company. GFI owns all of the capital stock of GF Funding Corp. I and GF Funding Corp. II and has assumed responsibility for all servicing and other activities formerly undertaken by the LLC Company. Granite Financial, LLC, its successor GFI and its wholly-owned subsidiaries, GF Funding Corp. I and GF Funding Corp. II will hereinafter be referred to as the "Company".

     The Company is principally engaged in the business of originating, holding, servicing and selling lease contracts. The lease contracts provide financing primarily for the acquisition of computer, office products, medical equipment and other business equipment. All equipment leased is acquired from unrelated parties.

      The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Amendment No. 3 to Form SB-2 which was filed with the Securities and Exchange Commission on October 24, 1996.


Interim unaudited financial statements

      Information with respect to December 31, 1996 and 1995, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the operations of the
Company. The results of operations for the three months ended December 31, 1996 and 1995 are not necessarily indicative of the results of the entire year.

Reclassifications

     Certain amounts in 1995 have been reclassified to conform to the 1996 presentation.

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

Direct Financing Leases Assigned to Lender

      Direct financing leases transferred and sold as part of a securitization to a special-purpose entity that issues debt securities are accounted for as collateralized borrowings. The securitized leases, recorded as Direct Financing Leases Assigned to Lenders, and the related debt are reflected in the consolidated balance sheet. Direct financing leases sold to a special-purpose entity that issues equity interests instead of debt securities have been accounted for as a sale. The consolidated statement of operations would reflect a gain or loss and the securitized leases would be eliminated from the consolidated balance sheet on the date of sale.

Lease Acquisition Costs and Broker Commissions

      Lease acquisition costs consist of broker bonuses and commissions paid upon the origination of the lease contracts. These costs are included in direct financing leases held for sale and are amortized to expense over the life of the related lease contracts on the interest method.

Income Taxes

      The LLC Company was taxable as a partnership under federal and state income tax laws. As such, it was not subject to income taxes as a separate entity and its income or loss was required to be included in the income tax returns of its members. Upon consummation of the public offering (Note 5), the LLC Company was liquidated and the successor corporation, GFI is taxed as a regular, or C corporation. The 1996 statements of income reflect a one-time charge to earnings associated with the change in tax status from an LLC to a C Corporation.

       Effective upon liquidation of the LLC Company, the successor, GFI will apply FAS 109, "Accounting for Income Taxes". Under FAS 109, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on he difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect. The amount of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Allowance for Credit Losses

      An allowance for credit losses is maintained at a level which is estimated by the Company to be necessary and adequate to provide for expected losses in the existing portfolio of leases for which the Company has either full or partial recourse. The leases are collateralized by the equipment under lease and lessees generally are required to personally guarantee lease payments. The Company's risk of loss is partially mitigated by recovering collateral and enforcing guarantees. However, the resale value of leased equipment generally is initially less than the original principal amount of the lease and declines at a rate greater than the principal of the lease, so full recovery on defaulted leases is usually not possible.

Accounting Standard Not Yet Adopted

      In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under FAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 prohibits early application and, accordingly, the Company plans to adopt this standard for transactions occurring after December 31, 1996. Upon adoption, transferred lease assets that qualify for sales treatment under FAS 125 and the related nonrecourse debt will be removed from the balance sheet with the resulting gain or loss on sale reflected in the statement of operations. The Company is unable to estimate the effect of the adoption on the statement of operations as the amount and structure of future securitization transactions are unknown. If FAS 125 would have been applied to the Company's prior securitization transactions, they would have been accounted for as a sale.

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

Note 2 - Direct Financing Leases

      The Company's direct financing leases at December 31, 1996 consist of the following:

                                              Available       Assigned
                                               For Sale       to Lender
 Minimum lease payments receivable           $9,965,431      $24,668,110
 Estimated residual values of leased
   property                                     310,640          849,159
 Lease acquisition costs and broker
  commissions                                 1,281,959          594,187
 Unearned income and allowance  for
  credit losses                              (3,074,929)      (5,028,303)
 Security deposits                             (232,706)        (299,641)

Net direct financing leases                  $8,250,395      $20,783,512

Scheduled collections of minimum lease payments receivable are as follows:

                                              Available         Assigned
     Year Ending June 30,                      For Sale         to Lender
         1997 (for six months ending)       $  2,708,784       $ 8,559,160
         1998                                  2,714,042         7,828,049
         1999                                  2,333,039         4,833,108
         2000                                  1,384,930         3,081,828
         Thereafter                              824,636           365,965

                                             $ 9,965,431       $24,668,110

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

Private Offering of Lease-Backed Term Note

      In April 1996, the Company's wholly-owned subsidiary, GF Funding Corp. I, completed a private offering of a $21,688,993, 6.33% Class A lease-backed term note ("Class A Note"). The Class A Note requires monthly principal and interest payments as specified in the Class A Note and the Trust Indenture which secures the indebtedness evidenced thereby through November 2001. The principal balance of the Class A Note was $17,800,170 at December 31, 1996. The Class A Note is collateralized by 1) the cash flows of the underlying lease assets, 2) all of GF Funding Corp. I's rights and interest in the related equipment, 3) a cash collateral account maintained by a trustee and, 4) a financial guaranty insurance policy which provides an unconditional guarantee of all principal and interest payments on the Class A
Note in the case of defaults or prepayments on the lease assets. Of the underlying lease assets which had a carrying value of $19,266,232 at December 31, 1996, the Company has transferred, assigned and sold all of its right, title and interest in the future cash flows from these lease assets and the related equipment to G.F. Funding Corp. I for the benefit of the holder of the Class A Note. The Company has surrendered all control over the future economic benefit of these lease assets and there is limited recourse to the Company to the extent that the value of the leases transferred to G.F. Funding Corp. I exceeds the note balance. The underlying lease assets at a carrying value of $19,266,232 have been reflected as direct financing leases assigned to lender in the accompanying consolidated balance sheet. On a monthly basis, the Company may receive any remaining cash flows (the securitization residual interest) of the underlying lease assets and related equipment after the Class A note is satisfied as defined in the Trust Indenture. All payments received from the underlying leases are to be sent directly to a trustee where the cash flow is distributed in the priorities provided for in the Trust Indenture. The Company is paid a servicing fee as the servicer for all the underlying lease contracts.

Note 3-Sale of Leases

      The Company entered into agreements with certain financial institutions to sell, on an ongoing basis, certain leases, either on a recourse or non-recourse basis. The purchase price of the leases is determined on a transaction by transaction basis based upon the present value of the payments to be received under the lease. Revenue, in the amount of the purchase price, is recognized on the date of sale. The Company retains servicing of all leases under the agreements. During the quarters ended December 31, 1995 and 1996, the cost and related sales proceeds of leases sold, on a nonrecourse basis, were $7,352,488 and $7,852,356 and $16,168,227 and $17,428,941, respectively.


     For the quarters ended December 31, 1995 and 1996, the cost and related sales proceeds of leases sold to Heartland Bank were $7,282,246 and $7,773,905 and $7,207,168 and $7,594,120,
respectively. Heartland Bank became a principal shareholder of the Company in January 1996. The costs and related sales amounts are included in the accompanying consolidated statements of income. At December 31, 1996, $1,019,376 is included in Due to Affiliate in the accompanying consolidated balance sheet. This amount is comprised of $8,572 due to the Company for lease servicing and sales tax reimbursements and $1,027,948 due to Heartland Bank as a result of a payment made by Heartland Bank for the purchase of leases. Such purchase was not consummated and the Company returned the payment to Heartland Bank in January 1997. Subsequent to December 31, 1996, the Company has not sold any leases to Heartland Bank. With respect to the leases sold to Heartland Bank, there is recourse to the Company for the amount of the related residuals of approximately $758,623 at December 31, 1996.

Note 4-Credit Facilities

Line-of-Credit

                                                      December 31, 1996
$7,000,000 line-of-credit to a bank, due June 30,
 1997.  Interest at the bank's reference rate
 plus 1% (9.25% at December  31, 1996) payable
 monthly.  The  line  is   collateralized  by
 security interests in certain eligible
 leases,  as  defined,  entered into  by  the
 Company, including a security interest in the
 equipment covered by such   leases.                      $3,901,856

In February 1997, the Company entered into a $36 million revolving line of credit agreement with a consortium of lenders which includes CoreStates Bank of Philadelphia, Pennsylvania as the lead lender, Colorado National Bank of Denver, Colorado, PNC National Bank of Philadelphia, Pennsylvania and Bank Leumi of New York, New York. CoreStates Bank and Colorado National Bank previously had a credit facility available to the Company. These credit facilities, which combined totaled $12 million, were terminated upon the signing of the $36 million credit facility. The new credit facility is secured by a first security interest in the specific leases pledged as collateral, as well as a first security interest in the underlying equipment. This facility bears interest at the lead lender's prime rate plus five-eighths of one percent. This facility matures one year from the date of the agreement. The Company uses this facility to warehouse leases unless and until such leases are sold or securitized. Additionally, in January 1997, the Company entered into an agreement with Colorado National Bank for a $2 million unsecured revolving credit agreement. This agreement expires on January 31, 1998 and bears interest at the bank's reference rate plus three fourths of one percent.

Notes payable

Note payable to bank; the note requires a minimum monthly payment of $86,700, as defined in the agreement, and interest at 11%, with all unpaid principal and interest due July 31, 1997. This note is secured by a pledge of all of the stock of G.F. Funding Corp. I owned by the Company. The note was paid in full in November 1996 using proceeds from the initial public offering (Note 5).


Note payable to bank, payable in monthly installments of $78,754, including interest at the Treasury Rate plus 3%, through February, 2000 when all unpaid principal and interest is due; collateralized by certain leases including a security interest in the underlying equipment. Note was repaid in full in November 1996 as part of a sale of leases into the Company's second securitization.


                                                       December 31,
                                                           1996
Note payable to bank, payable in monthly installments
 of $28,303, including interest of 9.80% through
 January, 2000; collateralized   by    certain
 leases   including   a  security interest in
 the underlying equipment.                             $  900,654


Maturities due on the note payable is as follows:


           Year Ending June 30

                1997 (for six months ending)      $  128,281
                1998                                 276,129
                1999                                 304,439
                2000                                 191,805

                                                  $  900,654

Note 5-Members' Equity

Initial Public Offering

      In October 1996, the Company completed its initial public offering. The offering was comprised of 1,500,000 shares of common stock priced at $7.50 per share. Additionally, the Company granted, to the Underwriters of the offering, a 45-day option to purchase an aggregate of up to 225,000 additional shares of common stock to cover over-allotments. In December 1996, the Underwriter of the offering exercised its over-allotment option in full at $7.50 per share. At December 31, 1996, offering costs of $2,203,239 are reflected as a reduction to additional paid-in-capital in the accompanying consolidated balance sheet.

Stock Option Plan

      The Company adopted its 1996 Omnibus Stock Option Plan effective June 1996 (the "Option Plan"). An aggregate of 450,000 shares of Common Stock are currently reserved for issuance under the Option Plan.

     The Option Plan provides for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Code") and non-qualified stock options. Non-qualified stock options may be granted to employees, directors and consultants of the Company, while Incentive Stock Options may be granted only to employees. The Option Plan is currently administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions of the options granted under the Option Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. The Option Plan was approved by the sole shareholder of GFI as of June 22, 1996.

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

      As of December 31, 1996, a total of 295,000 non-qualified and Incentive Stock Options were outstanding with exercise prices ranging from $5.95 to $8.375 per share and a weighted average exercise price per share of $6.64.




Note 6-Income Taxes

       The Company's status as an LLC was terminated upon completion of the initial public offering. At that time, deferred tax liabilities were recorded, and a charge to earnings of $100,000 was included in continuing operations during the period of the change in tax status. The Company distributed $111,000 to the members of the LLC to provide the members with sufficient funds to pay tax liabilities arising as a result of income allocated to the members for calendar year 1995.


Note 7-Disclosure About Fair Value of Financial Instruments

Direct Financing Leases

     The fair values of the direct financing leases available for sale and the direct financing leases assigned to lender were determined based on the estimated remaining cash flows discounted at an estimated current market rate of 11 1/2%.

Notes Payable

     The fair value of the line-of-credit and bank notes payable at December 31, 1996 approximated the carrying value because of the short-term nature of these instruments. The fair value of the Class A lease-backed term note approximated the carrying value due to the nominal difference between the coupon and current market interest rate.

                                                 December 31, 1996
                                           Carrying            Fair
                                            Amount             Value

Direct  financing leases                  $19,266,232       $21,241,085
 assigned to lender
Direct  financing  leases                   8,250,395         8,914,995
 available for sale
Line-of-credit                             (3,901,856)       (3,901,856)
Note payable                                 (900,654)         (900,654)
Limited recourse  Class  A                (17,800,170)      (17,800,170)
 note payable

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


Note 8-Related Party Transactions

       An  officer  and  director  of  the  Company  has  devoted approximately  50%  of  his time to the  operations  of  the  LLC
Company, but did not receive any compensation from the LLC Company. The officer's salary has been paid in full since February 1995 by a related company.

     The Company has agreed to reimburse the related company $76,000 paid to the officer through June 30, 1996 on the LLC Company's behalf. For services rendered following September 19, 1996, the Company has agreed to compensate the officer for service which he will render directly to the Company. Since September 19, 1996, the officer has devoted full-time to the Company's business and affairs.

      In September 1996, the members advanced to the Company the sum of $300,000. The notes, evidencing the resulting indebtedness, which had an 11% interest rate, were scheduled to mature on November 29, 1996. In November 1996, the Company repaid in full the advance using proceeds from the initial public offering (Note 5).

See Note 3 for additional related party transactions.



Note 9-Major Supplier

      The Company's leases are originated through a network of 48 independent lease originators located throughout the United States. Transactions generated by a single independent lease originator accounted for approximately 18.2% of the Company's leases funded during the quarter ended December 31, 1996. Transactions generated by the Company's ten largest independent lease originators accounted for approximately 63.5% of leases funded during the quarter ended December 31, 1996.



ITEM  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Factors that may Affect Operating Results

      The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors set forth in the Company's Registration Statement on Form SB-2 (Registration No. 333-5264-D). The reader should consult these risk factors as well as risk factors listed from time to time in the Company's reports on Forms 10-QSB, 10-KSB and filings under the Securities Act of 1933, as amended.


      Forward-looking statements include those relating to: (i) expected volume of equipment leases the Company funds and sells,
(ii) the availability of short- and long-term credit to finance new equipment leases, (iii) success of the Company in implementing and maintaining strict underwriting procedures and guidelines and in securing creditworthy lessees, (iv) success of the Company in limiting delinquencies and charge-offs in accordance with historical delinquency and loss statistics, (v) success of the Company in operating using a highly leveraged capital structure, (vi) success of additional marketing initiatives to be undertaken by the Company, (vii) the Company's success in competing against other financial service companies, financial institutions, savings and loan associations and credit unions that provide equipment financing, as well as conventional leasing companies, (viii) the Company's success in retaining its independent lease originators and the success of such lease originators in maintaining or increasing their lease originations, (ix) the Company's success in managing interest rate risk, (x) the timing and extent to which the Company is successful in expanding its lease finance product line, and (xi) the realization of residual interests, including securitization residual interests and residual interests of leased equipment.

      The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to secure short-and long-term credit to finance new equipment leases on a timely basis, that competitive conditions within the equipment leasing industry will not change materially or adversely, that demand for equipment leases will remain strong, that the market will accept the Company's introduction of new lease finance products, that risks due to changes in interest rates can be managed and minimized, that the Company's forecasts will accurately anticipate demand for equipment leases within the Company's market, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate.

In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. These risk factors are discussed in detail in the Company's Registration Statement on Form SB-2 which was declared effective by the Securities an Exchange Commission on October 25, 1996 (Registration No. 333-5264-D). Any of the other factors disclosed under "Risk Factors" in such Registration Statement could cause the Company's revenues or net income, or growth in revenues or net income, to differ materially from prior results. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its lease finance, marketing, capital expenditure or other budgets, which may in turn affect the Company's results of operations. In light of these significant uncertainties inherent in forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

      The Company competes in the equipment leasing industry with established companies, some of which have substantially greater financial, marketing, and personnel resources than the Company. No assurance can be given that the Company will be able to compete successfully in the equipment leasing industry or that it will be able to successfully introduce new lease finance products in the future. The failure of the Company to compete successfully in the equipment leasing industry would materially and adversely affect the Company's financial condition and results of operations.

      The Company is highly dependent on access to substantial short- and long-term credit to finance new equipment leases. Although the Company has to date been successful in securing recourse borrowings, equity financing, funds from asset securitizations, and funds from lease sales, there can be no assurance the Company will obtain additional financing when needed, on acceptable terms or in required amounts. The Company's credit facilities require the Company to maintain certain financial ratios and to meet certain other requirements, the violation of which could result in a default and acceleration of a repayment obligation. The Company will be dependent on the receipt of additional financing in future periods in order to finance new equipment leases, the unavailability of which would materially and adversely affect results of operations.

      The specialty finance industry recently experienced an upheaval as a result of announcements of adverse developments by two companies engaged in the purchase, securitization, sale and servicing of motor vehicle retail installment sale contracts originated by automobile dealers. The Company is not principally engaged in the purchase, securitization, sale or servicing of motor vehicle retail installment sale contracts or leases. Nonetheless, the Company believes that adverse publicity concerning this segment of the specialty finance industry could adversely affect the specialty finance industry as a whole.

Liquidity and Capital Resources

     Equipment leasing is a capital intensive business. As such, the Company requires access to substantial short and long-term credit to fund new equipment leases. From inception through December 31, 1996, the Company has funded its operations primarily through sale of leases, recourse borrowings, the initial public offering and private sales of equity and through securitization transactions. The Company's requirements for liquidity and access to additional capital have been, and will continue to be, significant. In the event the growth in leases funded and sold continues at recent rates, the Company's capital requirements will likewise continue to increase.

      On October 25, 1996, the Company completed its initial public offering of 1,500,000 shares of common stock priced at $7.50 per share. Additionally, during December 1996, the underwriter of such offering exercised an option to purchase up to 225,000 additional shares of common stock to cover over-allotments at $7.50 per share. The Company received net proceeds from such offering, including the over-allotment shares, of approximately $10,735,000 (after deducting the underwriter's discounts and expenses and other expenses payable by the Company estimated at $2,203,000). The proceeds from the offering were or will be used primarily to fund expanded leasing operations, pay expenses and fund collateral enhancements required by future securitizations, repay a term loan of $874,856, repay advances from shareholders, fund a distribution to members of the LLC
Company, for income taxes and for other working capital and general corporate purposes.

       On November 5, 1996, the Company closed its second securitization transaction. The aggregate amount available for funding under such securitization is $65 million. On the initial closing date of November 5, 1996, the investor funded approximately $7.2 million. The remaining amount under such facility is available for funding on a monthly basis, subject to certain monthly minimum and maximum amounts, during the period beginning on November 5, 1996, and, unless sooner terminated, ending on January 20, 1998. In December 1996, the Company deposited additional leases into the securitization with the
investor   funding  approximately  $1,933,000.   Based   on   the
structure of this securitization, the Company will account for all fundings on a sale basis for financial statement purposes, which allows the Company to recognize immediately gain on leases contributed and sold through such securitization. Transactions occurring on or after January 1, 1997 will be accounted for following the provisions of FAS 125. The Company's first securitization completed in April 1996 was accounted for as a collateralized borrowing rather than on a sale basis due to the different structure of that securitization. The overall effect on the Company's financial position and results of operations of future securitizations may differ significantly based on the accounting method utilized for such securitizations.


      As of December 31, 1996 the Company maintained various bank credit facilities in the aggregate amount of $19.3 million. Each credit facility is secured by a first security interest in the specific leases pledged as collateral, as well as a first security interest in the underlying equipment. At December 31, 1996, an aggregate of $4.8 million was outstanding under these facilities. In February 1997, the Company entered into a $36 million revolving line of credit agreement with a consortium of lenders which include CoreStates Bank of Philadelphia, Pennsylvania as lead lender, Colorado National Bank of Denver, Colorado, PNC National Bank of Philadelphia, Pennsylvania and Bank Leumi of New York, New York. The interest rate on this facility is prime rate plus five-eighths of one percent. Prior to this agreement, the Company had an existing credit facility with each of CoreStates Bank and Colorado National Bank. These credit facilities, which on a combined basis totaled $12 million, were terminated upon the signing of the $36 million credit facility. The interest rates on the terminated facilities were prime plus three quarters of one percent and prime plus one percent for CoreStates and Colorado National Bank, respectively. The new credit facility is secured by a first security interest in the specific leases pledged as collateral, as well as a first security interest in the underlying equipment. The Company uses these facilities to warehouse leases unless and until such leases are sold or securitized. Additionally, in January 1997, the Company entered into an agreement with Colorado National Bank for a $2 million unsecured revolving credit agreement.

     In November 1996, a term loan in the amount of $874,856 was repaid using the proceeds from the initial public offering. The Company also repaid another term loan in the amount of $2,729,079 from the proceeds received as a result of the initial funding into its second securitization.

      In June 1995, the Company entered into a Lease Sale Agreement with Heartland Bank to sell leases to Heartland Bank at a price equal to the remaining cash flows of the leases (including residual interests), discounted to present value at an 11 1/2 % per annum rate. For the quarter ended December 31, 1996, Heartland Bank purchased leases with a present value of approximately $7.6 million from the Company. These lease purchases provided the Company with significant liquidity during this period.

     The Company's cash and cash equivalents at December 31, 1996 were $8,393,125. For the quarter ended December 31, 1996, net cash provided by operating activities was $3,095,000. Cash used to fund direct financing leases available for sale of $820,000 and an increase in prepaids and other assets of $593,000 was partially offset by advances from affiliates of $926,000. Net cash provided by financing activities was $3,773,000 for the quarter ended December 31, 1996, reflecting net proceeds from the issuance of common stock of $10,832,000, proceeds received from notes payable of $1,303,000, and offset by principal payments of the Class A notes of $3,000,000 and principal payments on notes payable of $4,493,000.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the CompanyOs Consolidated Statements of Income:

                             GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Income
                                           (Unaudited)

                                    6 Months          6 Months
                                      Ended             Ended
                                  December 31,        December 31,
                                      1996               1995
Revenues
   Total revenues                     100.0%             100.0%

Cost
   Cost of leases sold                 87.4%              93.1%
   Provision for credit losses          0.4%               0.0%
   Interest expense                     3.2%               0.0%
   Securitization expenses and
    amortization                        0.5%               0.0%
      Total costs                      91.5%              93.2%

Gross Profit                            8.5%               6.8%
Othere expenses
  Salaries and benefits                 2.0%               2.1%
  General and administrative            1.4%               1.6%
  Depreciation and amortization         0.3%               0.1%
     Total other expenses               3.7%               3.8%

Income before income taxes              4.8%               3.0%

Income taxes (see note below)          (2.1%)             (1.1)%

Net income                              2.7%               1.9%

Note: Income taxes for the 1996 period reflects federal and state income taxes including a one-time charge to earnings of $100,000 as part of the reorganization from an LLC Company to a C Corporation. Income taxes for the 1995 period reflects pro forma taxes at 37% as if the entity was taxed as a C Corporation.



Six months ended December 31, 1996 and December 31, 1995

      The Company's revenues are primarily a function of both the immediate gain recognition from leases sold and the accretion of income from leases held in the Company's lease portfolio. Sales of leases to financial institutions during the six months ended December 31, 1996 ("1996 Period") totaled approximately $27.9 million, an increase of $15.4 million from $12.5 million during the six months ended December 31, 1995 ("1995 Period"). Income from direct financing leases increased from $18,000 in the 1995 Period to approximately $1,912,000 in the 1996 Period. The income from direct financing leases reflects the accounting for the April 1996 securitization as a collateralized borrowing. Under this method of accounting for the securitization, the Company records the securitized leases and related limited recourse debt in the financial statements and recognizes the related finance income over the life of the leases using the interest method. A significant amount of the 1996 Period income from direct financing leases is attributable to leases included in the April 1996 securitization. The growth in the sales of leases and income from direct financing leases is primarily attributable to the increase in the number of leases funded by the Company. The number of leases funded by the Company increased from 482 leases in the 1995 Period to 1,047 leases in the 1996 Period. Additionally, the dollar amount of leases funded increased from $11.8 million in the 1995 Period to $26.8 million in the 1996 Period.

      Cost of leases sold increased approximately $14.3 million from $11.7 million in the 1995 Period to approximately $26.0 million in the 1996 Period. However, the cost of leases sold as a percentage of revenues declined from 93.1% in the 1995 Period to 87.4% in the 1996 Period, reflecting the favorable impact of the April 1996 securitization on the cost of leases sold.

      The Company's gross profit as a percentage of revenues increased from 6.8% in the 1995 Period to 8.5% in the 1996 Period. The costs included in the calculation of gross profit include not only the cost of leases sold but also the provision for credit losses and interest expense related to the income from leases held in the Company's portfolio. Other costs included in the calculation of gross profit are securitization expenses and closing costs directly associated with each securitization transaction. The Company's gross profit is directly related to the difference between the implied rate of interest received on leases funded and interest paid on amounts borrowed or the implicit rate of interest in the arrangement under which leases are securitized (referred to as the margin). The increase in the gross profit percentages from the 1995 Period to the 1996 Period is primarily attributable to the impact of the greater margins achieved as a result of the securitization transactions completed in April 1996 and November 1996 which carry advantageous borrowing rates.


     Interest expense increased from $1,300 in the 1995 Period to $941,000 in the 1996 Period. The increase in interest expense was primarily a result of the increase in borrowings, both under credit lines and under the $21 million limited recourse note from the April 1996 securitization. The increase in borrowings were a direct result of the overall growth in the number of leases funded by the Company from the 1995 Period to the 1996 Period. Salaries and benefits increased by $337,000 from $267,000 in the 1995 Period to $604,000 in the 1996 Period. Salaries and benefits represent personnel costs directly attributable to the Company's executive, underwriting, marketing, documentation, data processing and accounting functions. The addition of eleven employees from the 1995 Period to the 1996 Period, which were necessary to support the Company's growth in business, has resulted in the increase in salaries and benefits. General and administrative expenses increased $217,000 from $197,000 in the 1995 Period to $414,000 in the 1996 Period. General and administrative expenses include operational expenses such as office overhead, accounting, legal and other expenses not directly attributable to personnel. The increase from the 1995 Period to the 1996 Period was primarily due to expenses directly associated with the growth in lease fundings such as, but not limited to, UCC filing fees, credit reports, postage, and telephone expense. Depreciation and amortization increased $77,000 from $14,000 in the 1995 Period to $91,000 in the 1996
Period. This increase reflects the Company's addition of office and computer equipment as operations expanded from the 1995 Period to the 1996 Period. Also adding to the increase were loan costs paid in the 1996 Period as a result of utilizing certain credit facilities.

      Net income increased $565,000, from $236,000 in the 1995 Period to $801,000 in the 1996 Period. As Granite Financial, LLC was not subject to federal and state income taxes, net income represents the difference between gross profit and other expenses. To allow comparisons with C Corporations, net income for the 1995 period reflects income taxes at a combined federal and state tax rate of 37.0%. Based on this assumption, the Company would have incurred income taxes of $139,000 in the 1995 Period. In the 1996 period, the Company has estimated $630,000 of income tax expense. This includes a $100,000 one-time charge to earnings which was incurred as part of the reorganization from an LLC Company to a C Corporation.

Static Pool Analysis

      The Company has monitored its underwriting and collections performance using "static pool" analysis since inception. Static pool  analysis is a statistical monitoring methodology  by  which each month's lease originations are treated as a unique pool and the performance of this pool is tracked separately. The measure of
performance   is   based   on  several  factors   which   include
delinquencies over 31 days, gross defaults and net write-offs. Static pool analysis is one of the tools used by rating agencies and lenders to analyze a company's historical performance and make estimates for future performance.

     The following tables set forth delinquencies 31 or more days past due and net write-offs for the Company as of December 31, 1996. The net write-offs table presents net write-offs for a quarter as a percentage of original net investment in the lease portfolio for that quarter. For periods denoted with a negative number in the net write-off table, the amount of recoveries exceeded the amounts written off in that period. The 31 or more days past due delinquencies table presents the delinquent leases for a quarter as a percentage of the remaining lease receivable balance for that pool. While the Company analyzes its static pools on a monthly basis, for presentation purposes, the information in the table is presented on a quarterly basis. The data in both tables are in line with what the management of the Company expected with regard to its overall portfolio performance.


                    Static Pool Reporting
                     31+ Days Delinquent
                           (000's)

             Original
             Lease     Qtr 1   Qtr 2   Qtr 3   Qtr 4   Qtr5  Qtr 6  Qtr 7  Qtr 8
            Receivable
1st quarter
 1995        $   31      0.0%   0.0%     0.0%    0.0%   0.0%   0.0%   0.0%  0.0%
2nd Quarter   1,748      0.0%   0.0%     0.0%    0.4%   0.4%   0.3%   0.9%
1995
3rd Quarter   6,082      0.0%   2.5%     2.1%    3.5%   3.9%   5.6%
1995
4th Quarter  10,444      0.0%   0.9%     2.4%    3.0%   5.3%
1995
1st Quarter  15,906      0.0%   0.8%     2.0%    3.3%
1996
2nd Quarter  16,849      0.0%   1.2%     2.6%
1996
3rd Quarter  15,467      0.0%   0.8%
1996
4th Quarter  22,220      0.0%
1996




                    Static Pool Reporting
                  Net Investment Write Off
                           (000's)

             Original
           Investment  Qtr 1  Qtr 2  Qtr 3  Qtr 4  Qtr 5  Qtr 6  Qtr 7  Qtr 8
              Value

1st Quarter   $  23     0.0%    0.0%   0.0%   0.0%   0.0%  0.0%   0.0%   0.0%
1995
2nd Quarter   1,337     0.0%    0.0%   0.0%   0.0%   1.0%  0.0%  -0.4%
1995
3rd Quarter   4,755     0.0%    0.0%   0.0%   0.0%   0.0%  0.5%
1995
4th Quarter   8,107     0.0%    0.0%   0.2%   0.2%   2.4%
1995
1st Quarter  12,377     0.0%    0.0%   0.1%   1.0%
1996
2nd Quarter  13,174     0.0%    0.0%   1.1%
1996
3rd Quarter  12,077    -0.1%    0.0%
1996
4th Quarter  17,338     0.0%
1996

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


                   GRANITE FINANCIAL, INC.


Dated:   February 14, 1997               By: s/ William W. Wehner
X
                                     William W. Wehner
                                     Chairman and President


Dated:   February 14, 1997               By: s/ William  S.  Cobb
x
                                     William S. Cobb
                                     Chief Financial Officer