Form 10QSB
period 1997-03-31
GRANITE FINANCIAL INC
filed 1997-05-16
CIK 1019254

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         Form 10-QSB

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

        For the Quarterly Period Ended March 31, 1997

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes __   No__
     State the number of shares outstanding of each of the issuerOs classes of common equity, as of the latest practicable date.
 Common stock, $.001 par value, 3,725,000 shares outstanding as of March 31, 1997
     Transitional Small Business Disclosure Format (check one):
Yes __   No_X

                              1
                   GRANITE FINANCIAL, INC.

                         FORM 10-QSB

                QUARTER ENDED MARCH 31, 1997

                            INDEX

PART 1.  FINANCIAL INFORMATION                   PAGE NO.

ITEM 1. FINANCIAL STATEMENTS

Financial Statements:

      Consolidated Balance Sheets                   4
      Consolidated Statements of Operations         5
      Consolidated Statement of Changes in          6
      Members'/Stockholders' Equity
      Consolidated Statements of Cash Flows        7-8
      Notes to Consolidated Financial Statements   9-15


ITEM 2. MANAGEMENTOS DISCUSSION AND ANALYSIS OR PLAN
      OF OPERATIONS                               16-23

PART 2. OTHER INFORMATION                          25

EXHIBITS

10.1 Trust and Security Agreement dated March 1, 1997, among
     GF   Funding  Corp.  III  (the  "Transferor"),  Granite
     Financial,   Inc.   (the   "Company"),   Norwest   Bank
     Minnesota, National Association (the "Trustee") and Norwest Bank Minnesota, National Association (the "Back-up Servicer");

10.2 Lease   Acquisition  Agreement  dated  March  1,  1997,
     between the Company and the Transferor;

10.3 Servicing  Agreement dated March  1,  1997,  among  the
     Transferor,  the Company, the Trustee and  the  Back-up
     Servicer;

10.4 Unsecured Revolving Loan Agreement dated January 1997, in the maximum principal amount of $2,000,000, between the Company, as borrower, and Colorado National Bank, as lender;

10.5 Loan and Security Agreement dated February 4, 1997, in the maximum principal amount of $36,000,000, among the Company, as borrower, CoreStates Bank, as lead lender, and certain other lenders specified therein.

10.6       Amendment  No. 1 to CoreStates Loan and  Security
     Agreement dated April 18, 1997.

10.7 Asset Purchase Agreement effective March 31, 1997 among
Granite Financial
      Acquisition Corp. I, Global Finance & Leasing,  Inc.
and Thomas Mannes.

11.1       Computation  of  Earnings per  Common  Share  and
     Common Equivalent Share

27   Financial Data Schedule


SIGNATURES                                         26

          GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                 Consolidated Balance Sheets



                                              June 30,       March 31,
                                                1996           1997
                                                             (Unaudited)
                               Assets
Cash and cash equivalents                     $ -             $4,774,653
Direct financing leases available for          8,671,869      11,194,158
 sale
Direct financing leases assigned to           22,575,827      17,340,624
 lender
Residual interest in securitized leases          -             6,107,119
Other receivables                                -               897,207
Prepaid and other assets                         255,716         389,786
Equipment held for sale                          -               349,628
Furniture and equipment, net of
 accumulated depreciation of $37,350             399,150         780,793
 (1996) and $130,210 (1997)
Loan origination fees, net of accumulated
 amortization of $20,885 (1996) and               450,342      1,072,183
 $76,354 (1997)
Goodwill                                          -            2,588,567

Total assets                                  $32,352,904    $45,494,718

                       Liabilities and Equity
Line-of-credit (Note 4)                       $ 3,690,618    $ 5,685,655
Accounts payable and accrued expenses           1,050,308      1,114,798
Security deposits                                  -             401,570
Due to trustee                                     -             514,266
Due to seller of acquired business (Note 8)        -           1,884,000
Current and deferred income taxes payable          -             618,060
Limited recourse Class A note payable          20,761,785     16,293,489
Notes payable (Note 4)                          4,090,818      4,236,982
                                               29,593,529     30,748,820
Commitments (Note 3)

Common stock, $.001 par value; 20,000,000
 shares authorized; 3,725,000 shares               -               3,725
 issued and outstanding
Additional paid-in capital                         -          13,750,310
Members' equity/retained earnings               2,759,375        991,863
   Total members' and stockholders' equity      2,759,375     14,745,898
     (Note 5)

Total liabilities and equity                  $32,352,904    $45,494,718


       See notes to consolidated financial statements.

                     GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
                                     (Unaudited)


                                 Three Months Ended    Nine Months Ended
                                     March 31,             March 31,
                                  1996       1997       1996       1997
Revenues
  Sales of leases (Note 2)    $3,895,621  $22,452,552  $16,380,270 $50,307,716
  Income from direct             117,138    1,006,884      135,200   2,918,388
   financing leases
       Total revenues          4,012,759   23,459,436   16,515,470  53,226,104

Costs
  Cost of leases sold (Note
   2)                          3,650,426   20,864,725   15,296,597  46,876,077
  Provision for credit
   losses                         45,000      311,686       46,619     442,686
  Interest expense                14,306      436,249       15,631   1,376,999
  Securitization expenses            -        113,926          -       257,157
    and amortization
       Total costs             3,709,732   21,726,586   15,358,847  48,952,919

Gross profit                     303,027    1,732,850    1,156,623   4,273,185
 Selling, general and
  administrative                 313,305      825,571      792,078   1,935,240

Income (loss) before income
 taxes                           (10,278)     907,279      364,545   2,337,945

Pro forma income tax expense
 (benefit) (see note below)       (3,803)     353,042      134,880     982,563

Pro forma net income (loss)     $ (6,475)    $554,237     $229,665  $1,355,382

Pro forma earnings per share        0.00         0.14         0.11        0.44

Weighted average number of pro
 forma common and common equivalent
 shares (Notes 1 and 5)        2,000,000    3,858,134    2,000,000   3,093,900

Note: Income taxes for the 1997 periods reflect federal and state income taxes and the nine months ended March 31, 1997 includes a one-time charge to earnings of $100,000 as part of the reorganization from an LLC Company to a C Corporation. Income taxes for the 1996 periods reflect pro forma taxes at 37% as if the entity was taxed as a C Corporation.


       See notes to consolidated financial statements.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES
       Consolidated Statement of Changes in Members'/Stockholders' Equity
                 For the Period June 30, 1996 to March 31, 1997
                                  (Unaudited)



                                                 Additional
                   Members'     Common Stock      Paid-in    Retained
                    Equity    Shares     Amount    Capital    Earnings    Total

Balance, June 30,
 1996              $2,759,375     -      $    -    $    -     $   -   $2,759,375

Net income for the
 period July 1 -
 October 25, 1996     363,519     -           -         -         -      363,519

Distribution to
 members to pay tax
 liabilities related
 to the LLC (Note 5) (111,000)    -           -          -         -   (111,000)

Restructuring of
 Granite Financial,
 LLC into Granite
 Financial, Inc. (3,011,894) 2,000,000 2,000    3,009,894      -          -

Issuance of common
 stock pursuant to
 initial public
 offering (net of
 issuance costs
 of $ 2,195,357)
 (Note 5)              -    1,725,000  1,725    10,740,416      -     10,742,141

Net income for the
 period October 26,
 1996 March 31, 1997   -           -           -         -   991,863     991,863

Balance, March 31,
 1997              $   -    3,725,000  $3,725  $13,750,310  $991,863 $14,745,898


       See notes to consolidated financial statements.

          GRANITE FINANCIAL, INC. AND SUBSIDIARIES

            Consolidated Statements of Cash Flows
                         (Unaudited)


                                               For the Nine Months Ended
                                                        March 31,
                                                 1996             1997
Cash flows from operating activities
 Net income                                   $   364,545      $1,355,382
 Adjustments to reconcile net income to
  net cash used in operating activities
   Provision for losses                            46,619         442,686
   Depreciation and amortization                   16,343         638,634
   Changes in operating assets and
    liabilities
     Direct financing leases available for
     sale                                      (8,545,283)      1,135,407
     Residual interest in securitized
      leases                                           -       (6,107,119)
     Other receivables                                 -         (885,860)
     Prepaids and other assets                    (55,505)       (218,107)
     Equipment held for sale                           -         (333,778)
     Accounts payable and accrued expenses       1,703,341       (252,205)
     Due to trustee                                    -          514,266
     Current and deferred income taxes                 -          597,063
     Security deposits                                 -          401,570
                                                (6,834,485)    (4,067,443)
     Net cash used in operating
      activities                                (6,469,940)    (2,712,061)

Cash flows from investing activities
 Payments received on leases assigned to
  lender                                                -        5,235,203
 Acquisition of subsidiary, net of cash
  acquired                                              -         (410,725)
 Purchase of furniture and equipment              (131,336)       (404,379)
     Net cash (used) provided by
      investing activities                        (131,336)      4,420,099

Cash flows from financing activities
 Proceeds from notes payable                            -        1,032,255
 Principal payments on notes payable                    -       (5,056,627)
 Net proceeds from line-of-credit                4,919,950       1,995,037
 Principal payments on Class A note
  payable                                               -       (4,468,296)
 Expenditures for loan origination fees                 -       (1,164,660)
 Members' equity contribution net of
  related costs                                  1,237,669              -
 Net proceeds of common stock issuance                  -       10,839,906
 Distributions to members                               -         (111,000)
     Net cash provided by financing
      activities                                 6,157,619       3,066,615

Net (decrease) increase in cash                   (443,657)      4,774,653

Cash - beginning of period                         443,657             -

Cash - end of period                             $      -       $4,774,653


Supplemental disclosure of cash flow information:
     Cash paid during the nine months periods ended March 31, 1996 and 1997 for interest was $15,631 and $1,379,775, respectively.

     Cash paid during the nine month periods ending March 31, 1996 and 1997 for income taxes was $0 and $385,500, respectively.

Non cash investing and financing activities:
     Concurrently with the consummation of the initial public offering and the related restructuring from an LLC to a regular corporation, members' equity of $3,011,894 was reclassified to common stock of $2,000 and additional paid-in capital of $3,009,894. In addition, deferred offering costs of $97,765 were reclassified to additional paid-in capital upon consummation of the initial public offering.

     On March 31, 1997, the Company acquired all of the assets and recorded liabilities of Global Finance & Leasing, Inc. for
     $1,884,000   cash   (paid   subsequent   to   period   end).
     Additionally,  $916,000 is contingent consideration  payable
     to   the   seller  based  upon  the  collection  of  certain
     receivables.    The  total  aggregate  purchase   price   is
     $2,334,000.   The  assets and liabilities acquired  were  as
     follows:


Assets acquired
Cash                                        $   39,275
Direct financing leases                      4,100,382
Other receivables                               11,347
Prepaid and other assets                        16,684
Equipment held for sale                         15,850
Furniture and equipment                         70,124
                                            $4,253,662

Liabilities assumed
Accounts payable                            $  316,696
Income taxes payable                            20,997
Notes payable                                4,170,536
                                             4,508,229
                                              (254,567)
Aggregate purchase price                     2,334,000

Goodwill                                    $2,588,567

                                 7
             See notes to consolidated financial statements.



              GRANITE FINANCIAL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Granite Financial, Inc. and subsidiaries (the Company) reflect all adjustments (which include only normal recurring adjustments) necessary, in the opinion of management, for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended March 31, 1996 and 1997 are not necessarily indicative of the results of the entire year. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrantOs annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Amendment No. 3 to Form SB-2 which was filed with the Securities and Exchange Commission on October 24, 1996.

The  Company's consolidated financial statements include the accounts of Granite Financial, Inc. and its wholly-owned subsidiaries, GF Funding Corp. I ("GF Funding I"), GF Funding Corp. II ("GF Funding II"), GF Funding Corp. III ("GF Funding III") and Granite Financial
Acquisitions Corp. I ("GF  Acquisitions").   All intercompany accounts and
transactions have been eliminated in consolidation. The assets of GF Funding I, GF Funding II and GF Funding III are not available to satisfy creditors of the Company.


(2)  Adoption of FAS 125

On January 1, 1997, the Company adopted FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under FAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 prohibits early application and, accordingly, the Company adopted this standard for transactions which occurred after December 31, 1996. Under FAS 125, a transfer of lease assets in which the transferor surrenders control of the lease assets is accounted for as a sale and the transferred lease assets are removed from the balance sheet with the resulting gain or loss on sale reflected in the statement of operations. The adoption of FAS 125 did not have a material effect on the Company's financial statements.

In November 1996, GF Funding II was formed to establish the Company's
second  securitization  facility.   The  facility  provides  for  the
issuance of up to $65 million in aggregate principal amount of  Class
A Lease-Backed Certificates due June 20, 2003 (the 1996 Certificates)
in a private placement. For purposes of computing interest, the 1996 Certificates are issued in two tranches, consisting of the Floating
Rate Tranche and the Fixed Rate Tranche. The principal amount of the Floating Rate Tranche will generally convert to the Fixed Rate
Tranche on a quarterly basis. The Floating Rate Tranche bears interest at an annual rate equal to the LIBOR Rate, as adjusted from time to time, plus .50%. The Fixed Rate Tranche bears interest at an annual rate equal to the Treasury Rate, as adjusted from time to time, plus .70%.  The annual interest rate on each tranche is subject to a maximum annual rate of 10%. The 1996 Certificates represent an undivided interest in a trust estate created by GF Funding II comprised of (i) payments to be made under leases contributed to GF Funding II, (ii) all of GF Funding II's right and interest in the leased equipment, (iii) a cash collateral account and (iv) a financial guaranty insurance policy. The initial funding under the securitization facility was approximately $7,200,000. The Company is
required  to  sell  a  minimum  of  $1,500,000  in  leases   to   the
securitization  facility  per  month.   As  this  securitization  was
completed through the issuance of equity certificates and GF  Funding
II  has  surrendered control over the future cash  flows  from  these lease assets for the benefit of the holders of the Certificates.
The transfer of the lease assets is accounted for as a
sale.   Accordingly, the portion of the underlying lease assets  sold were  removed  from the consolidated balance sheet and the  resulting sales of leases and cost of leases sold are reflected in the consolidated statement of operations. The sales of leases represent the  net proceeds from the certificate holders and the cost of leases sold  represent  the Company's net investment in the portion  of  the lease  assets sold.  The Company has recorded sales of leases  and  a cost of leases sold with respect to this securitization of $7,271,065 and $6,806,737, respectively, during the three months ended March 31,
1997.   Included in the consolidated balance sheet is  the  allocated portion  of  the Company's net investment in the lease  assets  which
represents  the residual interest retained in the lease assets.   The
allocation between the cost of leases sold and the residual interest retained is based on their relative fair values on the date of sale.
The residual interest in securitized leases at March 31, 1997 for this securitization totaled $3,278,415.

In  March  1997, GF Funding III was formed to establish the Company's
third  securitization  facility.   The  facility  provides  for   the
issuance of up to $27,500,000 in the aggregate principal amount of 6.82% Class A Lease-Backed Certificates due December 20, 2002 (the 1997 Certificates) in a private placement. The 1997 Certificates represent an undivided interest in a trust estate created by GF
Funding III comprised of (i) payments to be made under leases contributed to GF Funding III, (ii) all of GF Funding III's right and interest in the leased equipment, (iii) a cash collateral account, a capitalized interest account, a prefunding account and a collection account and (iv) a financial guaranty insurance policy. The Company and GF Funding III have surrendered control over all future cash flows of the underlying lease assets and, under FAS 125, such securitization was accounted for as a sale. The Company has recorded sales of leases and cost of leases sold with respect to this securitization of $15,181,487 and $14,057,988, respectively, during the
three months  ended  March 31,  1997.   Included  in  the  consolidated
balance sheet is the allocated portion of the Company's net investment in the lease assets which represents the residual interest retained in the lease assets. The allocation between the cost of leases sold and the residual interest retained is based on their relative fair values on the date of sale. The residual interest in securitized leases for this securitization was $2,819,703 at March 31, 1997.


(3) Recourse Obligations on Sale of Leases

With respect to certain leases sold to Heartland Bank, there is recourse to the Company for the amount of the equipment residual guarantees of approximately $759,000 at March 31, 1997.



(4) Credit Facilities


                                               June 30,      March 31,
Lines-of-Credit                                  1996          1997
                                                             (Unaudited)
$36,000,000    line-of-credit    to     a
consortium of lenders, due
February  1998.   Interest  at  the  lead
lender's  prime  rate  plus  5/8  of  one
percent   (9.125%  at  March  31,   1997)
payable    monthly.     The    line    is
collateralized    by    first    security
interest  in specific leases pledged  and
the underlying equipment.                    $3,690,618     $3,114,805

$2,000,000 unsecured line-of-credit to  a
bank  due January 1998.  Interest  is  at
the   bank's  reference  rate  plus  .75%
(9.25%   at   March  31,  1997)   payable
monthly.                                             -       1,800,000

$800,000  line-of-credit to a  bank,  due
May  1997.   Interest at the  prime  rate
plus  1% (9.5% at March 31, 1997) payable
monthly.   The line is collateralized  by
all  tangible and intangible property  of
Granite Financial Acquisitions Corp. I.              -         770,850

                                              $3,690,618    $5,685,655


                                               June 30,      March 31,
Notes Payable                                    1996          1997
                                                             (Unaudited)
Note payable to bank; the note requires a
minimum  monthly payment of  $86,700,  as
defined in the agreement, and interest at
11%,   with  all  unpaid  principal   and
interest due July 31, 1997. The notes were
paid in full  in November  1996  using
proceeds  from  the initial public offering.  $1,126,600       $         -

Note  payable to bank, payable in monthly
installments   of   $28,303,    including
interest  of 9.80% through January  2000.
The  note  is collateralized  by  certain
leases  including a security interest  in
the  underlying equipment.   The  Company
has  a  total  of  a $3,000,000  line-of-
credit  with  the bank to  be  funded  in
increments of $500,000 or more.                      -              837,296

Note  payable  to a limited  partnership,
monthly  interest only payments  at  13%.
All unpaid principal and interest due  at
maturity  in January 2000.  The  note  is
collateralized    by    all    equipment,
inventory, accounts and intangibles of  a
subsidiary.                                          -            1,470,615

Note  payable  to  a  bank,  payable   in
monthly    installments    of    $83,000,
including  interest at 8.72% through  May
1999.  The note is collateralized by  all
tangible  and  intangible property  of  a
subsidiary.                                          -            1,929,071

Note  payable to bank, payable in monthly
installments   of   $78,754,    including
interest at the Treasury Rate plus 3% (9%
at June 30, 1996), through February, 2000
when all unpaid principal and interest is
due;  collateralized  by  certain  leases
including  a  security  interest  in  the
underlying equipment.  Note was repaid in
full  in November 1996 as part of a  sale
of   leases  into  the  Company's  second
securitization.                                  2,964,218              -

                                                $4,090,818      $4,236,982


Maturities due on the notes payable are as follows:


     Year Ending June 30,
            1997 (remaining three months)              $       272,469
            1998                                             1,154,900
            1999                                             1,147,193
            2000                                             1,662,420

                                                       $     4,236,982


(5) Members'/Stockholders' Equity

Initial Public Offering

In October 1996, the Company completed a public offering of 1,725,000 shares of common stock at $7.50 per share. The proceeds of the offering were $10,742,141, net of offering costs of $2,195,357. Additionally, the Company issued warrants to the underwriter to purchase 150,000 shares at $10.50.

Stock Option Plans

In  June  1996,  the Company adopted a Stock Option Plan  (the  Plan)
allowing for the issuance of qualified and non-qualified stock options. The Plan is administered by the Board of Directors. The Plan provides that qualified stock options be granted at an exercise price equal to fair market value of the common shares of the Company on the date of the grant, and must be at least 110% of fair market value when granted to a 10% or more shareholder. The term of all qualified stock options granted under the Plan may not exceed ten years, except the term of qualified stock options granted to a 10% or more shareholder which may not exceed five years.

The Plan provides that non-qualified stock options be granted at an exercise price not less than 85% of the fair market value of the common shares of the Company on the date of grant. The term of all non-qualified stock options granted under the Plan may not exceed ten years, except the term of non-qualified stock options granted to a 10% or more shareholder which may not exceed five years.

An aggregate of 450,000 shares are currently reserved for the Plan. The following is a summary of options and warrants:

                                                                Exercise
                                   Options      Warrants          Price
Outstanding, June 30, 1996         250,000          -         $5.95 to 6.55
Granted                             45,000      150,000      $8.375 to 10.50
Canceled                               -            -                -
Exercised                              -            -                -

Outstanding, March 31, 1997        295,000      150,000     $5.95 to 10.50

Subsequent to March 31, 1997, the Company granted 110,000 options under the Plan at exercise prices ranging from $9.50 to $10.45 and amended and restated the Plan to reflect changes in Rule 16b-3 of the Securities and Exchange Commission.


(6) Income Taxes

The Company's status as an LLC was terminated upon the completion of the initial public offering. At that time, the deferred tax liabilities were recorded, and a charge to earnings of approximately $100,000 was included in continuing operations during the period of the change in tax status. The Company distributed $111,000 to the members of the LLC to provide the members with sufficient funds to pay the tax liabilities arising as a result of income received prior to the date of the public offering.


(7) Major Supplier

The Company's leases are originated through a network of 48 independent lease originators located throughout the United States. Transactions generated by a single independent lease originator accounted for approximately 12.8% of the CompanyOs leases funded during the quarter ended March 31, 1997. Transactions generated by the CompanyOs ten largest independent lease originators accounted for approximately 64.4% of leases funded during the quarter ended March 31, 1997.


(8) Acquisitions

On March 31, 1997, the Company acquired certain assets and liabilities of Global Finance & Leasing, Inc. (Global) for an aggregate cash purchase price of $2,334,000. The acquisition has been accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of Global will be included in the Company's results from the acquisition date
(March 31, 1997). The allocation of the purchase price to the fair market value of the net assets is based on preliminary estimates of fair market value and may be revised as additional information is obtained. Goodwill is being amortized over a twenty-year period.

The acquisition agreement provides for additional contingent consideration of $916,000 based on the collection of certain receivables. The Company believes the collection of the certain receivables is remote; therefore, no liability is recorded at this time.



                MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF PLAN OF OPERATIONS


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


Results of Operations

Three and nine months ended March 31, 1997 and 1996

Revenues - During the nine months ended March 31, 1997, sales of leases increased $33.9 million compared to the nine months ended March 31, 1996. Revenue is recognized in connection with the sale of leases on the date of sale based upon the present value of the payments to be received under the leases. The increase in sales of leases is due to the consistent increase in the volume of leases originated and sold by the Company since its inception. For the quarters ended March 31, 1997 (1997 period) and 1996 (1996 period), the Company sold leases for $22,452,552 and $3,895,621, respectively. During the 1997 period, leases were sold into the Company's second and third securitization facilities. For the 1996 period, the majority of the sales were to Heartland Bank, a related party (Note
3) and a small portion to an independent third party. The significant increase in lease sales from the 1996 period to the 1997 period is largely the result of an increase in leases funded which increased from 438 in the 1996 period to 915 in the 1997 period.

During the nine months ended March 31, 1997, income from direct financing leases increased $2.5 million when compared to the nine months ended March 31, 1996. Income from direct financing leases primarily consists of the accretion of income on the Company's lease portfolio as well as servicing fees received on leases sold by the
Company.   For  the three months ended March 31, 1997 and  1996,  the
Company  has  income from direct financing leases of  $1,006,884 and $117,138, respectively. The significant increase from period to period can be attributed to leases included in the April 1996 securitization and from the securitization residual interest portion of leases sold into the Company's second and third securitization.
The April 1996 securitization is accounted for as a collateralized borrowing due to the legal structure of such securitization. Under this method of accounting, the Company records the securitized leases and related limited recourse debt in the financial statements and recognizes the related finance income over the life of the leases using the interest method.

Expenses - During the nine months ended March 31, 1997, cost of leases sold increased $31.4 million compared to the nine months ended March 31, 1996. For the quarter ended March 31, 1997, cost of leases sold increased $17.2 million as compared to the quarter ended
March   31,  1996.   The  increase  for  the  nine  and  three  month
comparative periods is in direct relation to the increase in sales of leases experienced during said periods. Cost of leases sold includes all direct costs of funding the leases and commissions and fees paid to the Company's independent lease originators.

Provision for credit losses increased by $396,000 from the nine months ended March 31, 1996 to the nine months ended March 31, 1997 and represented less than 1% of total revenues. The increase in the provision reflects the significant increase in the volume of leases held prior to sale. The Company maintains an allowance for credit losses through periodic charges to the account. An allowance is established through a charge to the provision in the period in which it is probable a lease asset is impaired and the amount can be reasonably estimated.

Interest expense was $1.4 million, or 2.6% of total revenues, compared to $16,000 in the nine months ended March 31, 1996. The increase in interest expense reflects increased borrowings under the Company's credit lines and under the $21.7 million limited recourse note issued in the April 1996 securitization. The increased borrowing levels were required to support growth in the number of leases funded by the Company.

From the nine month period ended March 31, 1996 to the nine month period ended March 31, 1997, salaries and benefits increased
$604,000  and  represented  2%  of  total  revenues.   The  increase
reflects the addition of staff necessary to support growth in the Company's business as well as certain salary increases for existing personnel. General and administrative expenses increased by
$393,897  and  represented  1%  of  total  revenues.   General   and
administrative expenses include operational expenses such as office overhead, accounting, legal and other expenses not directly attributable to personnel. The increase is due to the overall growth in the Company's business. Depreciation and amortization increased by $125,000 due to the addition of office and computer equipment necessary to support continued growth in the Company's business.

The Company plans to relocate its headquarters during July 1997 to a larger facility in the Denver, Colorado area. The Company is engaged in discussions regarding available facilities which would provide 10,000 to 12,000 square feet. As a result, the Company expects to incur monthly occupancy expenses during fiscal 1998 which are approximately $84,000 in excess of fiscal 1997 occupancy expenses. The Company also expects to make capital expenditures and incur other operating expenses in excess of fiscal 1997 levels as the Company's business continues to grow.

Liquidity and Capital Resources

The   Company  requires  capital  to  fund  increases  in  its  lease portfolios, fund acquisitions, retain securitization residual interests, provide for normal operating expenses and for general working capital purposes.

From inception through March 31, 1997, the Company has funded its operations primarily through sales of leases, recourse borrowings, the initial public offering, private sales of equity and through securitization transactions.

In February 1997, the Company entered into a $36 million revolving line-of-credit agreement with a consortium of lenders which include
CoreStates Bank of Philadelphia, Pennsylvania as lead lender, Colorado National Bank, Colorado, PNC National Bank of Philadelphia, Pennsylvania and Bank Leumi of New York. The interest rate on this facility is prime rate plus five-eighths of one percent. Prior to this agreement, the Company had an existing credit facility with each of CoreStates Bank and Colorado National Bank. These credit facilities, which on a combined basis totaled $12 million, were terminated upon the signing of the $36 million credit facility. The interest rates on the terminated facilities were prime plus three quarters of one percent and prime plus one percent for CoreStates and Colorado National Bank, respectively. The new credit facility is secured by a first security interest in the specific leases pledged as collateral, as well as a first security interest in the underlying equipment. The Company uses these facilities to warehouse leases unless and until such leases are sold or securitized. Additionally, in January 1997, the Company entered into an agreement with Colorado National Bank for a $2 million unsecured revolving line-of-credit agreement at an interest rate equal to the bank's reference rate plus
 .75%.

In March 1997, the Company closed its third securitization facility. The aggregate amount available for funding under such securitization is $27.5 million of which the Company funded approximately $15 million through March 31, 1997. The remaining $12.5 million of such facility is available for funding through June 1997. With the $36 million credit facility and the Company's second and third securitizations in place, the Company did not sell any leases to other sources during the quarter ended March 31, 1997. At March 31, 1997, the Company had funding availability of approximately $62 million in the Company's second and third securitizations combined.

For the nine months ended March 31, 1997, the Company had net cash used in operating activities of $2.7 million. This was primarily the result of an increase of $6.1 million of residual interests in securitized leases and a net reduction in direct financing leases available for sale of $1.925 million. Net cash provided by investing activities was $4.42 million. Lease payments received from leases
assigned  to lender contributed $5.235 during the period.   Net  cash
provided by financing activities was $3.1 million. Net proceeds from the common stock issuance of $10.8 million combined with net proceeds from the Company's line-of-credit and notes payable of $2 million and $1 million, respectively, were partially offset by principal payments on notes payable and the Class A note payable of $5 million and $4.5 million, respectively.

Static Pool Analysis - Since its inception, the Company has monitored its underwriting and collections performance using "static pool"
analysis.    Static   pool  analysis  is  a  statistical   monitoring
methodology by which each month's lease originations are treated as a unique pool and the performance of this pool is tracked separately. The measure of performance is based on several factors which include delinquencies over 31 days and net investment write-offs. Static pool analysis is one of the tools used by rating agencies and lenders to analyze a company's historical performance and make estimates for future performance.

The following table documents net write-offs for each quarter as a percentage of original net investment in leases for that quarter. Negative net write-off amounts indicate that recoveries exceeded write-offs during the quarter.

           Static Pool Reporting Net Investment Write-Off

             Original
             Investment
Calendar      Value
 Quarter      (In)     Qtr   Qtr   Qtr   Qtr   Qtr   Qtr   Qtr   Qtr  Qtr  Total
            Thousands)   1     2     3     4     5     6     7     8    9
1st Quarter    $23    0.0%  0.0%  0.0%  0.0%  0.0%  0.0%  0.0%  0.0%  0.0%  0.0%
 1995
2nd Quarter $1,337    0.0%  0.0%  0.0%  0.0%  1.0%  0.0% (0.4)% 0.8%        1.5%
 1995
3rd Quarter $4,755    0.0%  0.0%  0.0%  0.0%  0.0%  0.5%  0.6%              1.1%
 1995
4th Quarter $8,107    0.0%  0.0%  0.2%  0.2%  2.4%  0.8%                   3.6%
 1995
1st Quarter $12,377   0.0%  0.0%  0.1%  1.0%  1.6%                         2.6%
 1996
2nd Quarter $13,174   0.0%  0.0%  1.1% (0.1)%                              1.1%
 1996
3rd Quarter $12,077  (0.1)% 0.0%  0.6%                                     0.5%
 1996
4th Quarter $17,338    0.0% 0.0%                                           0.0%
 1996
1st Quarter $25,309    0.0%                                                0.0%
 1997

While the Company analyzes its static pools on a monthly basis, for presentation purposes, the information in the table is presented on a quarterly basis. The data in both tables above are in line with what the management of the Company expected with respect to its overall portfolio performance.

Inflation

Increases in the rate of inflation in the nation generally results in higher interest rates. Higher interest rates may decrease the Company's net interest margins. To the extent not offset by increases in the volume of leases funded by the Company, inflation may therefore lead to decreases in the Company's profitability.




                      PART II OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          None.


ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None.














                                 25


             ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits

                        11.1Computation of Earnings Per Share

                                    EXHIBIT 11.1
                     GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                         Computation of Earnings Per Share

                                                     Nine Months Ended
                                                         March 31,
                                                     1996        1997
Earnings Per Share - Primary
Earnings
    Income from continuing operations (a)          $229,665    $1,355,382

    Net income                                     $229,665    $1,355,382

Shares
  Weighted average shares outstanding             2,000,000     2,960,766
  Shares issuable from assumed exercise
    of stock options ( b )                               -        133,134
  Common stock and common stock equivalents       2,000,000     3,093,900

Earnings per share - primary
  Income from continuing operations                   $0.11        $0.44

    Earnings per share - primary                      $0.11        $0.44

Earnings Per Share - Assuming Full Dilution
Earnings
  Income from continuing operations              $  229,665   $1,355,382

    Net Income                                   $  229,665   $1,355,382

Shares
  Common stock and primary common stock
   equivalents                                    2,000,000    2,960,766
  Additional dilutive effect of assumed
   exercise of stock options (b)                        -        133,134
  Common stock and common stock
   equivalents                                    2,000,000    3,093,900

  Earnings per share - assuming full
   dilution ( c )
    Income from continuing operations                $ 0.11        $0.44

      Earnings per share - fully diluted             $ 0.11        $0.44


  ( a ) Income from continuing operations
  for the 1997 period includes a one-time
                    charge to earnings of
                  $100,000 as part of the
reorganization from an LLC Company to a C
           Corporation.  The 1996 period.
          reflects pro forma taxes at 37%
        as if the entity was taxed as a C
                             Corporation.
       ( b ) Common stock equivalents are
      calculated using the treasury stock
                                  method.
   ( c ) This calculation is submitted in
  accordance with Securities Exchange Act
                of 1934 Release No. 9083,
        although not required by Footnote
      2 to paragraph 14 APB Opinion No.15
                    because it results in
        dilution of less than 3%.




                                 26


                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                       GRANITE FINANCIAL, INC.


Dated:  May 15, 1997               By: s/ William W. Wehner
                                     William W. Wehner
                                     Chairman and Chief Executive Officer


Dated:  May 15, 1997               By: s/ William S. Cobb
                                     William S. Cobb
                                     Senior Vice President




