Form 10KSB
period 1997-06-30
GRANITE FINANCIAL INC
filed 1997-09-29
CIK 1019254

                                 FORM 10-KSB
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________ to ____________

                        Commission file number:  0-21591

                            GRANITE FINANCIAL, INC.
                 (Name of small business issuer in its charter)


                      DELAWARE                              84-1349929
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)


       16100 TABLE MOUNTAIN PARKWAY, SUITE A
                 GOLDEN, COLORADO                              80403
      (Address of principal executive offices)              (Zip Code)


                   Issuer's telephone number:  (303) 216-3500

      Securities registered pursuant to Section 12(b) of the Exchange Act:


      Title of each class              Name of each exchange on which registered
             N/A                                      NONE


      Securities registered pursuant to section 12(g) of the Exchange Act:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year were $83.5 million.

The aggregate market value of the 3,986,000 shares of Common Stock held by non-affiliates was $45,340,750 as of September 15, 1997. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the average bid and asked price of such shares on the Nasdaq National Market on such date.

As of September 15, 1997, 6,140,000 shares of the issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                 INCORPORATED IN PART III OF THIS FORM 10-KSB:
            PROXY STATEMENT TO BE FURNISHED TO SECURITY HOLDERS FOR
                        FISCAL YEAR ENDED JUNE 30, 1997

Transitional Small Business Disclosure Format:  Yes [ ] No  [X]

                               TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
       ITEM 1:     DESCRIPTION OF BUSINESS  . . . . . . . . . . . . . . . . . . . . .   3
              General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
              History . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
              Industry Overview . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
              Sales and Marketing . . . . . . . . . . . . . . . . . . . . . . . . . .   4
              Risk Management; Lease Underwriting . . . . . . . . . . . . . . . . . .   6
              Servicing and Collections . . . . . . . . . . . . . . . . . . . . . . .   8
              Funding Sources . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
              Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
              Intellectual Property . . . . . . . . . . . . . . . . . . . . . . . . .  12
              Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
              Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
              Important Factors Related to Forward-Looking Statements
              and Associated Risks   . . . .  . . . . . . . . . . . . . . . . . . . .  13
       ITEM 2:     DESCRIPTION OF PROPERTY  . . . . . . . . . . . . . . . . . . . . .  14
       ITEM 3:     LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . .  14
       ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . .  14

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
       ITEM 5:     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS   . . . .  15
              Market Price  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
              Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
       ITEM 6:     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  . . . .  15
              Accounting Practices  . . . . . . . . . . . . . . . . . . . . . . . . .  15
              Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .  17
              Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . .  19
              Asset Quality and Static Pool Analysis  . . . . . . . . . . . . . . . .  21
              Recent Accounting Pronouncements  . . . . . . . . . . . . . . . . . . .  23
       ITEM 7:     FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . . . . .  23
       ITEM 8:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . .  23

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
       ITEM 9:     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT   . . .  24
       ITEM 10:    EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . .  24
       ITEM 11:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT   . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
       ITEM 12:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . . . . .  24
       ITEM 13:    EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . .  24

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company (which term, unless the context indicates otherwise, refers to Granite Financial, Inc., its limited liability company predecessor and its subsidiaries) is a finance company specializing in originating, funding, acquiring, selling, securitizing and servicing non-cancelable, full-payout equipment leases for a broad range of businesses located throughout the United States. The Company's operations are primarily in the small-ticket segment of the equipment leasing market, which encompasses leases of equipment with original purchase prices of $150,000 or less. The average purchase price of equipment leased by the Company's lessees is approximately $30,000 per lease. Leases are originated through a network of approximately 65 independent lease originators selected by the Company. The Company is committed to providing a high level of service to its lease originators and is investing in advanced technology which will allow the Company to electronically link each originator with the Company's systems and resources. The Company also develops specialty lease finance programs in conjunction with its lease originators that are designed to meet the particular financing requirements of the business customer.

         The Company is currently implementing a consolidation strategy in the small-ticket segment of the equipment leasing market. The Company's consolidation strategy encompasses the purchase of other companies active in the small-ticket segment of the equipment leasing market as well as independent lease originators that may or may not currently conduct business with the Company. Consistent with this consolidation strategy, the Company concluded the acquisitions of Global Finance & Leasing, Inc. ("Global Finance") in March 1997 and SFR Funding, Inc. ("SFR Funding") in June 1997. Founded in 1989, Global Finance specializes in providing equipment lease financing for point-of-sale equipment which costs $2,000 or less per lease. SFR Funding was founded in 1988 and specializes in originating equipment leases, primarily for businesses in the hospitality industry.

         The Company's principal executive offices are located at 16100 Table Mountain Parkway, Suite A, Golden, Colorado 80403, and its telephone number is
(303) 216-3500.

HISTORY

         The Company's predecessor, Granite Financial, LLC, was organized in February 1995. The period from February 21, 1995 (Granite Financial, LLC's inception) through June 1995 was devoted to start-up of lease funding operations. In June 1995, Granite Financial, LLC entered into a Lease Sale Agreement with Heartland Bank and Heartland Bank committed to purchase an ownership interest in Granite Financial, LLC, subject to the satisfaction of certain conditions. In January 1996, Heartland Leasing Corporation of Missouri ("Heartland Leasing"), a wholly-owned subsidiary of Heartland Bank, fulfilled Heartland Bank's commitment to purchase a 45.0% ownership interest in Granite Financial, LLC. In April 1996, approximately $16.0 million in leases previously sold to Heartland Bank were repurchased to facilitate the Company's first securitization transaction under which a special purpose subsidiary, GF Funding Corp. I, issued approximately $21.7 million of lease-backed notes to an institutional investor. The notes were insured by a financial guaranty issued by MBIA Insurance Corporation and were rated AAA by Standard & Poor's Ratings Group and Aaa by Moody's Investors Service. In October 1996, Granite Financial, Inc. completed its initial public offering (the "Initial Public Offering") and simultaneously exchanged 2,000,000 shares of its Common Stock for all of the outstanding membership interests of Granite Financial, LLC. At that time, the Company succeeded to servicing and all other activities formerly undertaken by Granite Financial, LLC. In November 1996 and in March 1997, the Company completed additional securitization transactions pursuant to which two special purpose subsidiaries, GF Funding Corp. II and GF Funding Corp. III, respectively, issued lease-backed securities aggregating $92.5 million in principal amount to third-party institutional investors. The securities issued in these securitizations were also insured by a financial guaranty issued by MBIA Insurance Corporation and were rated AAA by Standard & Poor's Ratings Group and Aaa by Moody's Investors Service. The Company also initiated its consolidation strategy through the closing of the acquisitions of Global Finance in March 1997 and SFR Funding in June 1997. In July 1997, the Company completed a follow-on public offering of Common Stock (the "July 1997 Offering").

INDUSTRY OVERVIEW

         According to the Equipment Leasing Association and the International Trade Administration, business investment in equipment exceeded $563.1 billion in 1996, an increase of approximately $267.0 billion from comparable 1986 data. Equipment leasing accounted for approximately $168.9 billion of 1996 business investment in equipment compared to $85.0 billion in 1986. Business investment in equipment under lease is expected to account for over $176.2 billion of 1997 business investment in equipment, according to the same sources. Although the Company is not aware of published industry statistics that specifically address equipment leases with an original equipment cost of $150,000 or less, the Company estimates that the market for equipment priced in this range constitutes between approximately 25.0% and 30.0% of equipment acquisitions under lease.

         The small-ticket equipment leasing market served by the Company is a highly diversified market, with demand for lease financing coming from a variety of small and mid-size businesses across the United States. This market has experienced growth in recent years because of several factors, including
(i) the decline in prices of computers and computer peripherals and corresponding increases in demand for this equipment; (ii) the adoption of accounting pronouncements concerning the consolidation of earnings of manufacturers and captive finance company subsidiaries that caused a number of manufacturers to eliminate their captive finance companies, resulting in an increased demand for independent financing such as that provided by the Company; (iii) the consolidation of the banking industry, which has reduced the number of small community banks that traditionally provided equipment financing for small to mid-size businesses; (iv) stricter lending requirements of commercial banks; and (v) the reduction in cost of funds for independent finance companies such as the Company which have been able to access the asset-backed securities market and other sources of lower cost capital. The small-ticket equipment leasing market is highly fragmented, with no company believed to account for in excess of a 2.0% market share.

SALES AND MARKETING

         The Company's marketing strategy is to increase its volume of lease financing by diversifying and expanding its lease origination channels. The Company intends to implement this strategy by (i) maintaining, selectively expanding and supporting its high quality network of independent lease originators, (ii) developing specialty programs in conjunction with its lease originators for specific vendor or customer groups, including franchisees,
(iii) developing direct links with independent lease originators in order to further automate transactions between the Company and its lease originators and
(iv) developing Internet capabilities that are expected to increase the flow of potential lease transactions and permit e-commerce transactions among the Company, equipment vendors and lessees.

         The Company has four marketing employees who are responsible for implementing marketing strategies, coordinating marketing activities with the Company's independent lease originators and supervising customer service. To establish and maintain the Company's profile in the equipment leasing industry, the Company's marketing employees attend major equipment leasing conventions and trade shows held each year and several officers of the Company are active in the Equipment Leasing Association and the United Association of Equipment Lessors, well-recognized trade associations.

         Lease Originators. The Company maintains a network of approximately 65 select independent lease originators through which it markets lease transactions. While the Company is familiar with a number of lease finance companies that have established large groups of sales representatives or brokers with varying experience levels, the Company has intentionally limited its network of lease originators to a small, highly focused group of lease originators with extensive industry experience. Each lease originator has had a prior relationship with senior management of the Company within the equipment leasing industry and has in management's opinion shown an ability to generate significant volumes of leases with a credit quality that is consistent with the Company's stringent credit policies.

         The Company's lease originators range from relatively small businesses which account for a limited number of the Company's monthly lease transactions to relatively large businesses which originate leases financed by the Company and other funding sources in an amount estimated by the Company to be in excess of $50.0 million per year. Lease transactions generated by the Company's largest single independent lease originator accounted for approximately 17.9% and 13.9% of the gross dollar amount of leases funded by the Company during the fiscal year ended June 30, 1996 (the "1996 fiscal year") and the fiscal year ended June 30, 1997 (the "1997 fiscal year"), respectively. The next four largest independent lease originators accounted for between 5.2% and 9.3% of the gross dollar amount of leases funded by the Company during the 1997 fiscal year. Two lease originators each accounted for between 5.0% and 10.0% of the gross dollar amount of leases funded by the Company during the 1996 fiscal year.

         The Company maintains agreements with each of its lease originators that define each party's obligations, but which are terminable by either party on 30 days' written notice. The lease originators are compensated by the Company on a commission basis. Because each of the lease originators is an independent contractor, the Company cannot require its lease originators to direct lease funding opportunities to the Company. The Company believes that a number of its lease originators conduct business with other lease finance companies.

         Specialty Lease Programs. In conjunction with certain of the Company's lease originators, the Company has developed specialty lease finance programs to address the needs of specific lessees or businesses, particularly franchisees. As of June 30, 1997, the Company had 37 specialty programs in place, each of which has unique attributes but all of which are based on the Company's standard lease form. The principal difference between the Company's typical lease transactions and its specialty leases is the period of time in which the lessee must have been engaged in business. The Company's standard underwriting criteria typically require that the lessee be engaged in its business for two years, while specialty programs are available for start-up businesses. In consideration for providing lease financing to a start-up business, certain lease terms are adjusted to reflect the Company's increased risk. Underwriting procedures are in other respects identical to those employed in the Company's other lease transactions.

         As an example, specialty programs have been developed to provide financing for franchisees in national franchise organizations, which often have significant equipment financing needs. Despite being a start-up business, the new franchisee may represent a creditworthy lessee given the capital investment required to establish the franchise, the franchisor's review of the franchisee prior to granting a franchise, and operational and marketing support provided to the franchisee by its franchisor. Each of the Company's specialty lease programs is exclusive, and obligates the lease originator to source all of their customer's lease financing requirements from the Company, and obligates the Company to do business exclusively with the lease originator with respect to his or her specialty program. The specialty program developed for franchisees of Domino's Pizza illustrates the type of program offered by the Company to its originators. This program provides the franchisee with a specially tailored lease to finance the purchase of computer and cash register systems that are standardized throughout the Domino's Pizza franchise system. The Company anticipates that it will continue to develop specialty lease finance programs to meet the needs of its lease originators and their customers, which management believes will further strengthen the Company's relationship with its lease originators.

         The Company believes that, through its network of independent lease originators, it can introduce new lease finance products which are complementary to those now offered by the Company. In particular, the Company believes that small-ticket leases to municipalities, leases for start-up and early-stage businesses and leases designed for franchise systems and chain businesses offer significant areas in which the Company can expand its business. The Company believes that a number of its lease originators now offer lease financing in these market segments and that, by virtue of the Company's relationship with its lease originators, the Company can be successful in expanding its volume of lease financings in these market segments.

         Vendor Direct Programs. The Company recently hired an in-house marketing representative who will oversee the development of vendor direct programs. The Company anticipates that the vendor direct programs will focus on establishing formal and informal relationships with equipment vendors whereby the Company will be the financing source recommended by the vendor to its equipment purchasers. The Company may also design vendor direct programs, as it designs its specialty lease programs, which would offer customized lease finance arrangements to respond to the needs of a particular vendor and its equipment purchasers. As of September 15, 1997, the Company has established programs with three vendors to provide lease financing to their customers.

         New Technologies. The Company is committed to implementing leading edge technologies which can be used in the equipment leasing industry to streamline and automate the lease application and approval process. The Company is currently developing an interactive Web site and related systems and protocols which will allow the Company to complete lease transactions through a direct, on-line system with independent lease originators, vendors and customers. The Company has developed and is currently testing an on-line system to be established with its independent lease originators. The on-line system will allow lease originators to electronically transmit lease applications to the computer system located in the Company's headquarters. The Company's computer system will then cause the application to be electronically scored using a credit scoring program. With respect to applications approved for funding, the Company's system would prepare and electronically transmit lease documents which would be downloaded and printed by the originator and available for execution. The Company anticipates that the on-line system will be fully operational in calendar year 1998.

         In addition, the Company's interactive Web site and Internet marketing program are currently under development. The Company's Internet presence will be designed to create a new channel of potential lease financing transactions and to accommodate e-commerce transactions. The Company anticipates that it will establish an icon which will appear on the Web site of various equipment manufacturers and vendors. Viewers of the manufacturers' and vendors' sites will be able to click on the Company's icon and connect directly to the Company's Web site. The Company's Web site will contain information concerning equipment lease financing available through the Company and will allow potential lessees to submit lease applications directly to the Company entirely over the Internet. The Company has retained certain software development and Internet consulting firms to develop the Company's proposed Internet system. The Company does not expect that its Internet system will be fully operational until at least calendar year 1998.

RISK MANAGEMENT; LEASE UNDERWRITING

         The Company strives to maintain diversity in its business customer base, geographic location of lessees and type of equipment under lease as part of its risk management program and in order to meet or exceed standards required for securitization transactions. The Company also seeks to maintain consistently high asset quality through its reliance on a network of independent lease originators that are carefully selected and extensively supported by the Company, application of stringent underwriting criteria that are consistently applied and maintenance of highly focused servicing and collection functions. The Company believes that development of its operational resources, management and marketing team, and lease processing and funding capabilities have positioned the Company to increase its market share as it executes its consolidation and internal growth strategies. The Company applies strict underwriting criteria and procedures, a computerized credit scoring system and independent credit investigations, all of which are designed to target creditworthy lessees rather than "sub-prime" or "credit impaired" lessees. The Company has also made significant investments in management information systems and other technologies in order to automate and improve the performance of the Company's servicing and collection functions.

         Equipment and Industry Diversity. The following table sets forth certain information with respect to the equipment types and industries which have been served by the Company's equipment financing for the period from February 21, 1995 (inception) through June 30, 1997:

                         TYPES OF EQUIPMENT FUNDED (1)

      COMPUTERS/PERIPHERALS                                                             $21,699,263
               FOOD SERVICE                                               $11,750,721
MANUFACTURING/MACHINE WORKS                                        $9,641,072
              COIN-OPERATED                                   $9,120,238
              PERSONAL CARE                             $8,462,953
       DRY CLEANING/WASHING                     $7,733,901
      RADIO/TV/PHOTOGRAPHIC                     $7,717,665
            HEAVY EQUIPMENT             $6,614,087
             GENERAL OFFICE          $5,745,231

                            0%   5.1%    5.8%    6.8%   7.4%   8.0%   8.5%   10.3%     19.1%


--------------------

(1)  Excludes leases funded by Global Finance.

         The remaining leases underwritten by the Company and not reflected in the foregoing table are divided among exercise and sports, medical/dental, printing/typesetting, engineering and scientific, refuse equipment, automotive and other licensed equipment, and miscellaneous equipment. Leases underwritten in these categories accounted for approximately $25.3 million in leases funded, or 22.2% of the Company's lease fundings during the period from February 21, 1995 through June 30, 1997.

         Geographic Diversity. The following table sets forth certain information with respect to the geographic distribution of leases funded by the Company from February 21, 1995 (inception) through June 30, 1997:

                                                                        PERCENTAGE OF
                STATE                      LEASES FUNDED(1)          TOTAL LEASES FUNDED
                -----                      ----------------          -------------------
                                            (IN THOUSANDS)
                California                    $  25,211                       22.2%
                Texas                             8,747                        7.7
                Florida                           8,608                        7.5
                New York                          8,454                        7.4
                Colorado                          4,306                        3.8
                Illinois                          4,242                        3.7
                Pennsylvania                      4,170                        3.7
                New Jersey                        4,089                        3.6
                Massachusetts                     3,869                        3.4
                Georgia                           3,421                        3.0
                Washington                        3,380                        3.0
                Ohio                              3,182                        2.8
                Arizona                           2,711                        2.4
                All other states(2)              29,374                       25.8
                                               --------                      -----
                     Total                    $ 113,764                      100.0%
                                               ========                      =====

(1)    Based on cost of leased equipment.  Excludes leases funded by Global
       Finance.

(2) None of the remaining 37 states in which the Company has conducted business individually account for in excess of 1.9% of the total leases funded since inception.

         Lease Terms and Conditions. The Company uses a standard, non-cancelable, full-payout lease, the terms and conditions of which may vary slightly from transaction to transaction. The Company's leases are structured so as to be profitable regardless of the disposition of the leased equipment or the recovery of any residual equipment value upon the expiration of the lease term. Approximately one-half of the leases underwritten by the Company provide that the lessee may purchase the equipment for $1.00 at the expiration of the lease, with the remainder of the leases calling for either a mandatory 10.0% firm price buy-out or an optional fair market value buy-out. Excluding Global Finance, the Company books a maximum residual value of 10.0% of the original equipment cost of leases other than those leases with a $1.00 buy-out and does not book any residual value on leases with a $1.00 buy-out. The leases covering point-of-sale equipment funded by Global Finance generally provide for a maximum residual value of 10.0% of the original lease receivable. In certain cases, the residual value may be equivalent to 10.0% of the original equipment cost. Leases funded by Global Finance generally have a term of 48 months and provide that, at the conclusion of the lease, the lessee may continue to utilize the leased equipment by paying a monthly rental substantially identical to the monthly payment required under the lease. Leases funded by Global Finance also carry somewhat higher implicit lease rates than those funded by the Company.

         Substantially all of the Company's leases provide that lessees are obligated to (i) remit all amounts due, regardless of the performance of the equipment, (ii) operate the equipment in a careful and proper manner and in compliance with applicable government rules and regulations, (iii) maintain and service the equipment, (iv) insure the equipment against casualty losses, public liability, bodily injury and property damage, and require that the Company be named as an additional insured and as a loss payee under each insurance policy, and (v) pay directly, or reimburse the Company for, any taxes associated with the equipment, its use, possession or lease, except those relating to net income derived by the Company under the lease. The Company's equipment leases provide that in the event of a default by a lessee, the Company may declare the entire unpaid balance of lease payments due and payable immediately, and may repossess the equipment for subsequent sale, re-lease or other disposition.

         Credit and Administrative Procedures. Based upon management's experience in the equipment leasing industry, the Company has developed credit underwriting policies and procedures that have been effective in the selection of creditworthy equipment lessees. The Company's credit underwriting procedures are based upon the use of, among other things, standardized lease application documents, a computerized credit scoring system, credit investigations, and in certain transactions, tax returns, financial statements and other relevant credit documentation concerning the lessee.

         Once a determination to fund a lease has been made, the Company generates a standardized lease agreement and other documents. When the equipment is shipped and installed, the vendor invoices the Company and the Company verifies that the lessee has received and accepted the equipment before paying the vendor's invoice. Because vendor relationships are an important part of the Company's operations, the Company attempts to assure that vendors receive timely payments once lessee acceptance of the equipment is received.
In general, the Company makes payments to vendors within 24 hours of receipt of lessee acceptance. Upon the lessee authorizing payment to the vendor, the executed lease is forwarded to the Company's funding and documentation department for funding, transaction accounting, audit and billing procedures.

SERVICING AND COLLECTIONS

         The Company services substantially all leases that have been originated or purchased by the Company. The Company's servicing activities, with respect to both leases retained by the Company or leases securitized or sold to third parties, consist of collecting, accounting for and posting of all payments received; responding to lessee inquiries; taking all necessary action to maintain the security interest granted in the leased equipment; investigating delinquencies and taking appropriate action; communicating with the lessee to obtain timely payments; repossessing and reselling the collateral when necessary; and generally monitoring each lease. The Company's existing servicing agreements provide that the Company will bear all costs and expenses incurred in connection with servicing activities in exchange for a fixed monthly fee assessed on each lease. The servicing agreements require the Company to deliver monthly reports to the securitization trustee or holder of the lease reflecting all payment and collection activity with respect to the leases and reconciliation of changes in the outstanding balance owed under the leases. The Company's bank and other credit facilities do not place servicing requirements upon the Company other than to require that the Company service leases pledged as collateral to the respective bank or financial institution.

         The Company believes that its ability to monitor performance and collect payments owed by lessees is primarily a function of its collection and support systems. Certain members of the Company's management team and support staff have extensive experience in lease servicing and collections. The Company seeks to identify payment difficulties as early as possible and the Company's collection staff works closely with lessees to address these difficulties.

         Delinquencies. The Company estimates that as of June 30, 1997, of the leases financed by the Company and either held as direct financing leases or sold to third parties or securitized, excluding leases funded by Global Finance (the "Gross Servicing Portfolio"), approximately 7.1% were financed on a recourse basis to the Company and the remaining 92.9% had been sold or securitized on a non-recourse or limited recourse basis. In management's opinion, the low delinquency rates of the Company's Gross Servicing Portfolio reflect the consistent application of strict underwriting criteria, the diversity in the Company's Gross Servicing Portfolio and the limited time period that the vast majority of the Company's leases have been outstanding.
As the size and age of the Company's lease portfolio increases, the Company expects to experience higher delinquency rates in the normal course of business. At June 30, 1997, the Company's portfolio of direct financing leases had 16 delinquent leases over 31 days. The table below sets forth certain information concerning direct financing leases held by the Company at June 30, 1997.

                    DIRECT FINANCING LEASE DELINQUENCIES (1)

                                                                              AT JUNE 30, 1997
                                                                              ----------------
              LEASE STATUS                                           DOLLARS                    PERCENT
              ------------                                           -------                    -------
                                                                 (IN THOUSANDS)
         Current  . . . . . . . . . . . . . . . . . . . . . . .      $7,776                        90.6%
         1-30 days past due . . . . . . . . . . . . . . . . . .         137                         1.6
         31-60 days past due  . . . . . . . . . . . . . . . . .         119                         1.4
         61-90 days past due  . . . . . . . . . . . . . . . . .          89                         1.0
         Over 90 days past due  . . . . . . . . . . . . . . . .         459                         5.4
                                                                     ------                       -----
                 Total  . . . . . . . . . . . . . . . . . . . .      $8,580                       100.0%
                                                                     ======                       =====

-------------

(1) Excludes data for Global Finance. Data is presented using aged lease receivables at June 30, 1997.

         A majority of the leases funded by the Company have been sold to third parties or securitized. The following table sets forth certain information concerning such leases at June 30, 1997.

             LEASE DELINQUENCIES FOR LEASES SOLD OR SECURITIZED (1)

                                                                              AT JUNE 30, 1997
                                                                              ----------------
              LEASE STATUS                                           DOLLARS                    PERCENT
              ------------                                           -------                    -------
                                                                 (IN THOUSANDS)
         Current  . . . . . . . . . . . . . . . . . . . . . . .    $107,093                        94.9%
         1-30 days past due . . . . . . . . . . . . . . . . . .       4,042                         3.6
         31-60 days past due  . . . . . . . . . . . . . . . . .         918                         0.8
         61-90 days past due  . . . . . . . . . . . . . . . . .         361                          .3
         Over 90 days past due  . . . . . . . . . . . . . . . .         492                          .4
                                                                   --------                       -----
                 Total  . . . . . . . . . . . . . . . . . . . .    $112,906                       100.0%
                                                                   ========                       =====

--------------------

(1) Excludes data for Global Finance. Data is presented using aged lease receivables at June 30, 1997.

         As illustrated in the foregoing tables, the lease delinquency rates for leases sold or securitized are less than the delinquency rates for direct financing leases. This difference is primarily attributable to the Company's exercise of its right to substitute performing leases for non-performing leases previously securitized, at which time the non-performing lease is reflected in the direct financing lease delinquency statistics. The Company exercises its right of lease substitution from time to time in order to limit the risk of acceleration of the repayment of principal under outstanding certificates or notes. Each securitization facility permits such acceleration if delinquency or net charge-off rates exceed specified amounts. Acceleration of principal repayments would have a material adverse effect on the Company's financial condition inasmuch as available cash flows from the securitization residual interest would be diverted to the investor upon acceleration until such time as all principal has been repaid.

         Reserves for Credit Losses. The Company maintains a reserve for credit losses in connection with payments due under leases held in the Company's portfolio. The reserve is established by management in an amount deemed sufficient to meet future asset write downs, based on an analysis of delinquencies, problem accounts, overall risks and probable charge-offs associated with outstanding leases, together with a review of the Company's historical loss experience. The reserve relates to direct financing leases held by the Company, which include any leases received as a result of lease substitutions in a securitized pool. Additionally, the Company has provided for a reserve for credit losses in its securitization residual interests. At June 30, 1997, the reserve for credit losses equaled approximately 3% of the Company's lease receivables and securitization residual interests, excluding Global Finance leases. Due to the higher risk associated with leases funded by Global Finance, the Company has established significantly higher reserves for credit losses as a percentage of lease receivables for Global Finance leases as compared to leases funded by Granite Financial, Inc. The reserve is evaluated by management and the Board of Directors on a quarterly basis. The Company does not provide a reserve for credit losses for leases sold to non-recourse lenders or for leases disposed of through securitizations, except with respect to reserves included within the securitization residual interest. The price paid by purchasers of leases and the terms of securitizations give effect to estimated delinquency and net charge-off rates.

FUNDING SOURCES

         The Company purchases or originates and funds leases with the intention of either selling the lease to an institutional purchaser, securitizing the lease through the sale of lease-backed securities or holding the lease in the Company's own portfolio. The Company initially funds a lease through its existing working capital or through borrowings under its warehouse credit line with a bank syndicate led by CoreStates Bank, N.A. (the "Warehouse Credit Line") or under other credit facilities which are available to the Company. Upon completing a sale or securitization of a pool of leases, the Company receives funds which are generally used to pay down borrowings under the Company's credit facilities or to restore the Company's working capital. Borrowings under the Company's credit facilities and, to a lesser extent, the Company's cash and cash equivalents, will therefore fluctuate based upon the timing and amount of lease sales and securitizations.

         Bank and Other Credit Facilities. The $36.0 million Warehouse Credit Line with CoreStates Bank and its participating lenders serves as the Company's principal warehouse credit line. Borrowings under the Warehouse Credit Line are collateralized by security interests in the leases against which the borrowing applies, as well as a security interest in the underlying equipment and all cash and non-cash proceeds therefrom. During the 1997 fiscal year, the Company maintained a $3.0 million term loan with FBS Business Finance Corporation ("FBS") and a $3.0 million revolving credit line/term loan with Norwest Equipment Finance, Inc. ("Norwest"). These credit facilities were collateralized by the leases assigned to each lender in connection with each advance and are similar in certain other respects to the Warehouse Credit Line. Given the Company's access to other credit facilities, the Company elected not to renew the credit facilities from FBS and Norwest in June and July 1997, respectively. The Company established a $2.0 million unsecured revolving credit line with Colorado National Bank in January 1997. The credit line allows the Company to borrow up to $2.0 million for working capital purposes on an unsecured basis. The Company also assumed three credit facilities as a result of its acquisition of Global Finance in March 1997. The Global Finance credit facilities consist of a $2.2 million term loan and an $800,000 line of credit, each with LaSalle National Bank ("LaSalle"), and a $1.5 million term loan with Sirrom Capital, L.P. ("Sirrom"). These credit facilities are recourse to Global Finance, are secured by equipment leases and all other assets of Global Finance and can only be used by Global Finance. In May 1997, LaSalle committed to increase the borrowing limit under the Global Finance line of credit to $5.0 million. In July 1997, the Company obtained a $250,000 unsecured term loan for working capital purposes from Colorado National Bank. Upon receipt of the proceeds from the July 1997 Offering, the Company repaid the outstanding balances of $2.0 million and $250,000 from the $2.0 million unsecured revolving credit line and the $250,000 unsecured term loan with Colorado National Bank, respectively, and $10.4 million on the $36.0 million Warehouse Credit Line. Additionally, the Company repaid the entire $1.5 million balance outstanding under the Sirrom term loan and repaid $800,000 on the line of credit with LaSalle National Bank. See "Management's Discussion and Analysis or Plan of Operation."

         Securitizations. The Company has completed three securitizations which provide for aggregate funding in the amount of approximately $114.0 million under which the Company had funded an aggregate amount of $73.0 million as of June 30, 1997. In each securitization, the Company transfers a pool of leases to a wholly-owned, bankruptcy remote special purpose subsidiary established for the limited purpose of purchasing the Company's leases and selling lease-backed certificates or notes through a grantor trust to institutional investors. Proceeds from the sale of lease-backed certificates or notes are used by the subsidiary to purchase leases from the Company. Such proceeds are generally then applied by the Company to pay down its Warehouse Credit Line or bank and other credit facilities. See "Management's Discussion and Analysis or Plan of Operation."

         The Company completed its first securitization in April 1996. The securitization provided for the issuance of $21.7 million in 6.33% Class A Lease-Backed Notes due November 20, 2001. At June 30, 1997, the outstanding principal balance of such notes was approximately $14.8 million and are backed by leases with aggregate remaining payments of $18.0 million.

         In November 1996 the Company completed its second securitization facility. The facility provides for the issuance of up to $65.0 million in aggregate principal amount of Class A Lease-Backed Certificates due June 20, 2003. The certificates are issuable in two tranches, a floating rate tranche and a fixed rate tranche. The floating rate tranche bears interest at an annual rate equal to the LIBOR rate plus 0.50% and generally converts to the fixed rate tranche on a quarterly basis. The fixed rate tranche bears interest at an annual rate equal to the treasury rate, as adjusted, plus 0.70%. The initial funding under the securitization facility was approximately $7.2 million. The Company is required to fund a minimum of $1.5 million from the securitization facility per month and until June 1997 was subject to limitations in the monthly amount eligible to be funded under this facility.
At June 30, 1997, certificates had been issued in the aggregate principal amount of $23.8 million in this securitization and are backed by leases with aggregate remaining payments of $33.7 million.

         In March 1997 the Company established its third securitization facility. This facility was established to securitize additional leases above the monthly eligibility limit formerly imposed in the November 1996 securitization facility. The facility provides for the issuance of up to $27.5 million in the aggregate principal amount of 6.82% Class A Lease-Backed Certificates due December 20, 2002. The initial funding under the securitization facility was approximately $14.7 million. At June 30, 1997, certificates had been issued in the aggregate principal amount of $27.5 million in this securitization and are backed by leases with aggregate remaining payments of $37.2 million.

         Payments due under the lease-backed securities issued in each of the Company's securitizations have been insured by a financial guaranty issued by MBIA Insurance Corporation and have been rated AAA by Standard & Poor's Ratings Group and Aaa by Moody's Investors Service. In each securitization, the lease-backed securities were issued pursuant to an indenture (the "Indenture") by and among the respective funding subsidiary, Norwest Minnesota, the trustee under the Indenture, and the Company. Contemporaneously, the Company and Norwest Minnesota entered into a servicing agreement pursuant to which the Company was named as the servicer for all leases that collateralized the lease-backed securities. Norwest Minnesota functions as back-up servicer, as the trustee under the Indenture, as custodian of the lease contracts and as the paying agent for the leases.

         Under the terms of its existing securitizations, the Company has retained the securitization residual interest. At June 30, 1997, the net book value of the securitization residual interest totalled approximately $10.1 million. In each securitization, the Company receives advances based on a percentage which is less than the aggregate present value of cash flows from an undifferentiated pool of leases, effectively overcollateralizing the lease-backed notes or certificates. Over the life of the lease pool securitized, the Company is eligible to receive the excess cash flow (the "securitization residual interest") resulting from the difference between the lease payments received, net of defaults, and the payment of (i) principal and interest to investors in lease-backed notes or certificates and (ii) servicing, backup servicing and trustee fees and other securitization expenses. The Company's success in realizing the value of the securitization residual interest will depend primarily on the performance and cash flow of the securitized leases.

         The Company estimates that the cost of capital available to the Company through securitizations has been significantly below the cost of capital to the Company under its bank and other credit facilities. Accordingly, the Company may enter into securitization transactions in the future in order to reduce and control its cost of capital.

         Lease Sales. From June 1995 until completion of the Company's first securitization in April 1996, sales of leases to Heartland Bank represented the Company's primary source of funding. Lease sales to Heartland Bank have declined significantly since the Company's first securitization, and totaled approximately $23.2 million in the year ended June 30, 1997. The Company may sell leases to Heartland Bank or other institutional investors from time to time in the future, particularly those leases which are not eligible for securitization. Lease sales made by the Company to Heartland Bank are generally non-recourse, although Heartland Bank has recourse to the Company with respect to (i) the aggregate residual equipment value of the leases where there is no firm purchase obligation on the part of the lessee, (ii) the entirety of the lease in the case of a first payment default and (iii) a restricted cash reserve account at August 31, 1997 of $0.6 million with respect to the sale of Global Finance leases. Heartland Bank has been an affiliate of the Company since January 1996 and two directors of the Company are also officers and directors of Heartland Bank and Heartland Leasing.

COMPETITION

         Competition in the equipment lease finance market is intense. Management believes that the small-ticket equipment leasing market is highly fragmented, with no single competitor believed to have a market share in excess of approximately 2.0%. The Company competes for lessees with a number of national, regional and local finance companies, some of which are active in financing small-ticket equipment. The Company also competes against captive finance companies affiliated with major equipment manufacturers, banks, credit unions that provide equipment leasing and conventional leasing companies.
There also exist a large number of financial service companies and financial institutions which, should they choose to do so, may enter the equipment leasing business in the future. Competition in the equipment lease finance market is based primarily on price, service and market presence. A majority of the Company's existing and potential competitors possess substantially greater financial, marketing, personnel and other resources than the Company. In general, many of the Company's competitors and potential competitors are larger, more established companies that have a lower cost of capital than the Company and which may be able to access capital markets and funding sources that are unavailable to the Company. Although the Company expects that future securitizations will have the effect of making capital available at a cost which will allow the Company to continue to offer competitive lease rates, there can be no assurance that the Company will be successful in completing future securitizations or that such securitizations will be on terms and conditions favorable to the Company. The Company has and will encounter significant competition and there can be no assurance the Company will be successful in competing in its chosen market segments. In addition, as the Company enters new markets such as the municipal leasing market, the Company will encounter substantial competition.

         The Company believes it currently maintains a competitive advantage in the small-ticket market segment based on the high level of service provided to its independent lease originators and its emphasis on the use of computer systems and software specially designed for the equipment leasing market. The Company believes its use of specialized computer systems and related technologies provides the Company with a competitive advantage over smaller finance companies. The Company believes that the principal competitive factors affecting the lease originator's decision to offer leases through a particular financing source are the purchase price offered for the leases, the reasonableness of underwriting guidelines and documentation requests, the predictability and timeliness of financing and the financial stability of the funding source. Management has devoted considerable time and effort to the development of comprehensive underwriting guidelines and documentation and to the streamlining of the lease underwriting process to provide its independent lease originators with efficient, prompt and predictable outcomes.

INTELLECTUAL PROPERTY

         The Company relies on a combination of common law trade secret and trademark rights and nondisclosure agreements to protect its proprietary marks and information. The Company has not registered any of its trademarks or service marks, and does not believe that any such marks are necessary to the successful operation of its business. The Company has developed certain specialty lease programs for which the Company may register service marks in the future. There can be no assurance the Company will receive service mark registrations on any terms applicable to its specialty lease programs. The Company's non-exclusive license agreements with Fair Isaac and DSI grant the Company limited non-exclusive licenses to the respective trademark or servicemark of the licensor for the duration of the agreement. In December 1996, the Company also entered into a non-exclusive license for software developed by BrokerWare.

REGULATION

         The Company's business is subject to numerous federal and state regulations which, among other things, require the Company to obtain and maintain certain licenses and qualifications. These regulations also address collection practices, including the rights to repossess and sell equipment. Under certain circumstances, the Company may also be required to comply with the Equal Credit Opportunity Act ("ECOA"). Pursuant to the terms of the ECOA, the Company is required to give all credit applicants notice of the right to receive a written statement of reasons if their application for credit is denied, unless the applicant had gross revenues exceeding $1.0 million during its last fiscal year. The Company is also required by the ECOA to give oral or written notice of a credit denial within 30 days after receipt of a completed lease application, or within a reasonable time for applicants whose gross revenues exceeded $1.0 million during its last fiscal year. Although the Company believes that it is currently in compliance with applicable statutes and regulations, there can be no assurance that the Company will be able to maintain such compliance. The failure to comply with such statutes and regulations could have a material adverse effect upon the Company.

         One of the Company's principal stockholders, Heartland Leasing, is a wholly-owned subsidiary of Heartland Bank. Heartland Bank is a federally chartered savings association and subject to the jurisdiction of the Office of Thrift Supervision ("OTS"). Under authority granted by the Homeowners' Loan Act, OTS regulates federally chartered savings associations and their subsidiaries. At June 30, 1997, Heartland Leasing owned approximately 28% of the outstanding Common Stock of the Company (which was reduced to approximately 17% on completion of the July 1997 Offering) and, by virtue of such ownership, the Company may be considered a partly owned subsidiary of Heartland Bank by OTS. To facilitate compliance by Heartland Bank with OTS regulations and the Homeowners' Loan Act, the Company has agreed to engage solely in activities that are permissible for federally chartered savings associations as determined by applicable laws or OTS regulations. The Company does not believe its leasing operations as currently conducted, or as proposed to be conducted, will place the Company or Heartland Bank in violation of applicable laws or OTS regulations. Heartland Bank's indirect affiliation with the Company may subject the Company to examinations by the OTS and could subject the Company to civil enforcement proceedings or other action by OTS if the Company engaged in conduct impermissible for subsidiaries of federally chartered savings associations.

EMPLOYEES

         At June 30, 1997, the Company had 38 full-time employees. Of these, six are principally engaged in management, four are engaged in sales and marketing and the remainder are engaged in operations, accounting and administration. None of the Company's employees are subject to collective bargaining agreements. The Company believes its employee relations are excellent.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         Certain statements made in this Business section and elsewhere in this Annual Report on Form 10-KSB are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Those forward-looking statements involve risks and uncertainties that are based on certain assumptions that may not be realized. Those forward-looking statements include or relate to the Company's plans or expectations to: (i) capitalize on its operational capabilities and experienced management team, (ii) increase productivity through utilization of advanced technologies and expansion of its business using new interactive systems, (iii) leverage its access to lower cost funds through securitizations and perhaps other sources to increase the gross profit margins of acquired companies, (iv) increase its market share as it executes its consolidation strategy, (v) successfully develop and implement a direct electronic link with its independent lease originators, (vi) successfully implement an interactive Web site and Internet marketing strategies, (vii) implement additional marketing initiatives, (viii) complete future securitization transactions and lease sales, (ix) maintain delinquency and net charge-off rates within acceptable ranges, (x) identify, acquire and assimilate complementary equipment leasing companies and independent lease originators, (xi) develop additional specialty lease and vendor direct programs in the future and (xii) commence e-commerce transactions among the Company, equipment vendors and lessees.

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that are based on assumptions that the Company will continue to be able to provide lease financing at competitive rates, that the Company will be able to successfully develop its interactive Web site and Internet marketing strategies, that the Company will be able to locate and successfully negotiate acquisitions of complementary equipment leasing companies and independent lease originators, that the Company will continue to be able to provide a high level of service to its independent lease originators, that the Company will continue to be able to attract qualified and experienced management personnel, that the Company is more advanced in the development of its technology-based systems than its competitors and that it can successfully develop and implement those systems before its competition, that competitive conditions within the industry will not change materially or adversely, that demand for the Company's lease financing will remain strong, that the Company will retain its existing independent lease originators and key management personnel, that the Company's forecasts will accurately anticipate market demand for equipment lease financing in the small-ticket market, that the Company will continue to have access to the asset-backed securities markets or other lower cost sources of capital, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company and its management. Although the Company believes that the assumptions underlying the forward-looking statements made in this Annual Report on Form 10-KSB are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements made herein will be realized. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. Risk factors include (i) availability of capital resources, including additional financing when and as need, and on terms acceptable to the Company, the Company's maintenance of its existing credit facilities or arrangements for new credit facilities with sufficient borrowing capabilities to finance lease funding activities and the ability to pool and sell leases in additional securitization transactions in a timely manner in order to repay bank and other credit facilities and to generate cash for funding of new leases; (ii) economic considerations, such as potential adverse changes resulting from fluctuations in portfolio performance, general economic downturns and interest rate and cost of funds increases, (iii) failure to realize securitization residual interests, (iv) consolidation strategy risks, such as availability of acquisitions on reasonable terms, the addition of debt and amortization of costs related to goodwill and other intangible assets, and successful integration and management of acquired operations and personnel; and
(v) the ability to manage rapid growth. Any of these factors could cause the Company's revenues or net income, or the growth in revenues or net income, to differ materially from prior results. Growth in absolute amounts of cost of leases sold or charge-offs or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated by the forward-looking statements contained herein. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its funding, marketing, capital expenditure or other budgets, which may in turn materially affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person or entity that the objectives or plans of the Company can or will be achieved.

ITEM 2.  DESCRIPTION OF PROPERTY

         Through August 8, 1997, the Company's office was located in Westminster, Colorado and consisted of approximately 6,800 square feet. The office was leased for an annual base rent of $37,000 through July 31, 1998, subject to extension for an additional two years at market rental rates then prevailing. The Company relocated its headquarters during August 1997 to a larger facility in Golden, Colorado. The new facility has 13,100 square feet of finished office space and 18,100 square feet of additional space which is available for future expansion and is leased for an annual base rent ranging from $135,000 to $148,000 through August 2002. As a result, the Company expects to incur occupancy expenses during the 1998 fiscal year which are approximately $98,000 in excess of fiscal 1997 occupancy expenses. The Company was obligated to pay its pro rata share of taxes, assessments and maintenance expenses attributable to the building in which its office was located and is similarly obligated under the new lease. The lease for the Company's prior premises was terminated in August 1997, at which time the Company paid a fee of $12,000 for early termination.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation, and is not aware of any threatened or pending legal proceeding, which would have a material adverse effect on the Company's business, operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

         Since the Initial Public Offering, the Company's Common Stock has been quoted on the Nasdaq National Market under the trading symbol GFNL. Prior to the Initial Public Offering, the Common Stock was not listed or quoted on any organized market. The following table sets forth for the periods indicated the high and low closing sales prices of the Common Stock as reported on the Nasdaq National Market. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.


        FISCAL 1997                                     HIGH             LOW
        -----------                                     ----             ---

        Second Quarter  . . . . . . . . . . . . .        $ 9.50          $ 8.00
        Third Quarter   . . . . . . . . . . . . .        $12.75          $ 9.38
        Fourth Quarter  . . . . . . . . . . . . .        $11.00          $ 8.38

         On September 15, 1997 the last reported sale price of the Common Stock reported on the Nasdaq National Market was $11.375. As of September 15, 1997, there were approximately 14 holders of record of the Company's Common Stock and the Company estimates, based upon information provided by brokers, that it has in excess of 550 beneficial owners of its Common Stock.

DIVIDENDS

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's revolving credit facilities restrict the payment of cash dividends by the Company under certain circumstances. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

ACCOUNTING PRACTICES

         Overview. The leases underwritten by the Company are non-cancelable, full-payout leases. As such, the Company's leases cannot be canceled at the lessee's discretion and all payments (which include interest implicit in the lease) must be made at or before the dates due. The Company's leases meet the accounting criteria for capitalization and are accounted for by the Company as direct financing leases. Since its inception, the Company has initially funded all of its direct financing leases with recourse debt under its existing bank and other credit facilities or using its own working capital. The Company typically retains these leases for a period of time. Thereafter, the Company may sell or securitize leases on a non-recourse or limited recourse basis, at which time the Company may relinquish any continuing economic interest in such leases or may retain a contingent interest in the leases. The Company retains servicing rights on substantially all leases it underwrites and is paid servicing fees on a monthly basis. The Company's accounting practices with respect to direct financing leases, securitizations and sales of leases are summarized below.

         The Company's leases are collateralized by the business equipment leased as well as, in many cases, a personal guarantee provided by a principal of the lessee. The Company also manages credit risk through diversifying its business customer base, geographic location of lessees and the type of business equipment leased. The Company believes that prepayment and charge-off risks are mitigated by the non-cancelable, full payout structure of its leases which cover equipment used in business operations. The Company has experienced nominal prepayments to date. The Company also attempts to manage the risk of charge-offs through strict adherence to the Company's underwriting criteria.

         Direct Financing Leases. In accounting for direct financing leases, the Company records the total lease payments, the estimated unguaranteed residual equipment value and the initial direct costs (consisting of commissions and fees paid to lease originators and other origination costs) as the investment in the direct financing lease. The difference between the investment in the direct financing lease and the cost to the Company of the equipment being financed is recorded as unearned income. The unearned income is recognized over the life of the lease using the interest method. On securitization or sale of the lease, the Company's investment in the lease, including initial direct costs, is eliminated and the resulting sales and cost of sales are included in results of operations. Unless the residual value of the leased equipment (the "residual equipment value") is sold in connection with the securitization or sale of the lease, the estimated residual equipment value remains on the Company's balance sheet and is recognized as income from direct financing leases over the life of the lease using the interest method. Any permanent reduction in the estimated residual equipment value is charged to operations in the period it occurs. The Company books a maximum residual value of 10.0% of the original equipment cost of leases (or, in the case of Global Finance, 10.0% of the original lease receivable) other than those leases with a $1.00 buy-out. No residual value is booked on leases with a $1.00 buy-out.

         Securitizations. Through June 30, 1997, the Company completed three securitizations which provide for aggregate funding in the amount of approximately $114.2 million. The Company's securitizations consist of a $21.7 million lease-backed note transaction completed in April 1996, a $65.0 million lease-backed certificate transaction completed in November 1996, and a $27.5 million lease-backed certificate transaction completed in March 1997. As of June 30, 1997, the Company had funded an aggregate amount of $73.0 million under a lease-backed note and certificates. In each securitization, the Company transfers leases to a wholly-owned, bankruptcy remote special purpose subsidiary which in turn simultaneously transfers its interest in the leases to a grantor trust which issues beneficial interests in the leases in the form of debt or equity securities.

         In each securitization, the Company receives advances based on a percentage which is less than the aggregate present value of cash flows from an undifferentiated pool of leases, effectively overcollateralizing the lease-backed notes or certificates. Over the life of the lease pool securitized, the Company is eligible to receive the excess cash flow (the "securitization residual interest") resulting from the difference between the lease payments received, net of defaults, and the payment of (i) principal and interest to investors in lease-backed notes or certificates and (ii) servicing, backup servicing and trustee fees and other securitization expenses. The securitization residual interest may be sold to investors or may be retained by the Company. In each of its securitizations to date, the Company has retained the securitization residual interest. The fair value of the securitization residual interest is based on the Company's estimates using a risk adjusted discounted cash flow approach.

         As the holder of the securitization residual interest, the Company's right to receive this excess cash flow is subject to certain conditions specified in the related agreements designed to provide additional credit enhancement to holders of the lease-backed securities issued in the securitization. The Company estimates the expected levels of cash flows available to the securitization residual interest after taking into consideration estimated charge-offs, recoveries and other factors which may affect the cash flows available to the securitization residual interest. The Company estimates defaults on securitized lease portfolios and has included estimated losses within the assumptions underlying the accounting for the securitization residual interest. See Note 2 to the Consolidated Financial Statements. The Company believes its reserves are adequate and monitors such adequacy by examining current delinquencies, lease portfolio characteristics, economic conditions and trends and management's expectations of future trends. The cash flows ultimately available to the securitization residual interest are largely dependent upon the actual charge-off rates experienced on the leases sold to the grantor trust. The Company holds the securitization residual interest and is typically entitled to receive from 15.0% to 20.0% of the cash flows, net of charge-offs, of the trust. Losses incurred on leases held by the trust are borne solely by the securitization residual interest. As a result, relatively small fluctuations which are in excess of estimated charge-off rates and other factors impacting cash flows of the leases could have a material adverse effect on the Company's ability to realize its recorded basis in the securitization residual interest. In such event, the Company would be required to reduce the carrying amount of the securitization residual interest and record a charge to earnings in the period in which the event occurred or became known to management.

         In each securitization transaction, the Company is entitled to substitute performing leases for non-performing leases, subject to certain limitations. The right of lease substitution is exercised from time to time by the Company in order to prevent non-performing leases from exceeding specified limitations in each securitization transaction. Should those limitations be exceeded, the trustee has the right to accelerate the repayment of the principal outstanding under the lease-backed notes or certificates, which would materially adversely affect the Company's receipt of cash flow from the securitization residual interest. As a result of the Company's exercise of the right of substitution in prior periods, direct financing leases with full recourse to the Company have higher delinquency rates than delinquency rates experienced by non-recourse or limited recourse leases that have been sold to third parties or securitized.

         Upon closing a securitization completed through the sale of lease-backed equity securities, such as the Company's November 1996 and March 1997 securitizations, (i) the assigned leases are removed from the Company's consolidated balance sheet, (ii) the investment in the assigned leases is allocated between cost of leases sold and the securitization residual interest on a relative fair value basis on the date of sale (iii) the resulting sales of leases and cost of leases sold are reflected in the consolidated statement of operations and (iv) the difference between the excess cash flows received from the trust and the securitization residual interest is recognized as income over the life of the securitized leases using the interest method. Prior to the adoption of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), a securitization completed through the sale of lease-backed debt securities, such as the Company's April 1996 securitization, was accounted for as a collateralized borrowing. As a result, upon closing the April 1996 securitization the Company recorded direct financing leases assigned to lender of $24.8 million (which represents the Company's investment in the assigned leases) and recorded limited recourse Class A Notes payable of $21.7 million (which represents the principal amount of the Class A Notes, as well as the gross securitization proceeds paid to the Company). Gain or loss is not recognized upon the closing of such a securitization. Rather, income is recognized over the term of the assigned leases consistent with the accounting treatment which is applied to direct financing leases. The Company adopted SFAS No. 125 on January 1, 1997. Pursuant to SFAS No. 125, future securitizations completed through the issuance of lease-backed debt securities will generally be accounted for as sales under the method described above for equity securities.

         Sales of Leases. In addition to disposing of leases through securitization transactions, the Company has sold on a non-recourse and limited recourse basis lease portfolios to institutional purchasers including an affiliate. Sales to the affiliate are subject to the affiliate's recourse to the Company with respect to the entirety of any leases under which a first payment default occurs, any shortfall in the aggregate estimated residual equipment value of the leases where there is no firm purchase obligation on the part of the lessee, and with respect to sales of any Global Finance leases, a restricted cash reserve account in the amount of $0.6 million at August 31, 1997. Sales of leases reflect proceeds received by the Company, net of related selling expenses, and the cost of leases sold reflect the Company's net investment in the related leases. At June 30, 1997, the Company's aggregate residual equipment value guarantees were $827,000. See Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The Company was formed on February 21, 1995. The following discussion compares operating results for the 1997 fiscal year with those of the 1996 fiscal year. There are no comparisons for the period from inception to June 30, 1995, during which time the Company had limited operations.

         Fiscal Year ended June 30, 1997 compared to Fiscal Year ended June 30, 1996.

         Revenues. Sales of leases were $78.9 million representing 94.6% of total revenues in the 1997 fiscal year, an increase of $58.3 million over sales of leases of $20.6 million representing 94.4% of total revenues in the 1996 fiscal year. The increase in sales of leases is due to the consistent increase in the volume of leases funded by the Company since its inception. The Company funded a total of 3,035 leases during the 1997 fiscal year as compared to 1,381 leases during the 1996 fiscal year. Income from direct financing leases was $4.5 million in the 1997 fiscal year, or an increase of $3.3 million from $1.2 million in the 1996 fiscal year. Income from direct financing leases primarily consists of the accretion of income on leases retained by the Company and on the Company's securitization residual interest. Income from direct financing leases also includes servicing fees, which to date have been nominal. Income from direct financing leases represented 5.4% of total revenues in the 1997 fiscal year as compared to 5.6% of total revenues in the 1996 fiscal year.

         Expenses. Cost of leases sold were $73.4 million or 87.9% of total revenues in the 1997 fiscal year, an increase of $54.1 million from cost of leases sold of $19.3 million or 88.3% of total revenues in the 1996 fiscal year. The increase in cost of leases sold is directly related to the increase in leases funded. Cost of leases sold includes all direct costs of funding the leases and commissions and fees paid to the Company's independent lease originators.

         Provision for credit losses for direct financing leases and direct financing leases assigned to lenders was $665,000 in the 1997 fiscal year, an increase of $570,000 from $95,000 in the prior fiscal year. Provision for credit losses represented less than 1.0% of total revenues in each fiscal year. The increase in the absolute amount of the provision reflects the significant increase in the volume of leases held prior to sale. The Company maintains an allowance for credit losses which is established through a charge to earnings in the period in which it is probable a lease asset is impaired and the amount can be reasonably estimated.

         Interest expense was $2.0 million in the 1997 fiscal year, compared to $551,000 in the 1996 fiscal year. Interest expense for the 1997 fiscal year and the 1996 fiscal year was 2.5% of total revenues. The increase in interest expense reflects increased borrowings under the Company's credit facilities and under the $21.7 million limited recourse note issued in the April 1996 securitization. The increased borrowing levels were required to support growth in the number of leases funded by the Company.

         Salaries and benefits were $1.7 million in the 1997 fiscal year, an increase of $1.1 million over salaries and benefits of $643,000 in the 1996 fiscal year. As a percentage of total revenues, salaries and benefits were 2.0% and 2.9% in the 1997 and 1996 fiscal years, respectively. The increase reflects the addition of staff necessary to support growth in the Company's business as well as certain salary increases for existing personnel. General and administrative expenses were $1.6 million in the 1997 fiscal year, an increase of $1.1 million from general and administrative expenses of $472,000 in the 1996 fiscal year. Those expenses were 2.0% and 2.2% of total revenues in the 1997 and 1996 fiscal years, respectively. General and administrative expenses include operational expenses such as office overhead, accounting, legal and other expenses not directly attributable to personnel. The increase is due to the overall growth in the Company's business. Depreciation and amortization increased to $264,000 in the 1997 fiscal year, an increase of $223,000 from $41,000 in the 1996 fiscal year. This increase was due to the addition of office and computer equipment necessary to support continued growth in the Company's business.

         Net Income. During the 1997 fiscal year, pro forma net income was $2.1 million, compared to pro forma net income of $481,000 in the 1996 fiscal year. As Granite Financial, LLC was not subject to federal and state income taxes, net income represents the difference between gross profit and other expenses. To allow comparisons with C Corporations, pro forma federal and state income taxes have been assumed at statutory rates. Additionally, in October 1996, the Company recorded a one-time charge against earnings of approximately $100,000 for income taxes associated with the Company's restructuring. Based on the foregoing assumptions, the Company would have incurred income taxes of $1.4 million in the 1997 fiscal year and $282,000 in the 1996 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital to fund increases in its lease portfolio, fund acquisitions of complementary small-ticket equipment finance companies and independent lease originators, support securitizations through retention of securitization residual interests, provide for normal operating expenses and for general working capital purposes. The capital sources available to the Company include cash from operating activities, borrowings under bank and other credit facilities, cash from lease sales, advances in connection with lease securitizations and capital provided by sales of equity securities.

         Net cash used in operating activities was $5.9 million during the 1997 fiscal year compared to $7.0 million during the 1996 fiscal year. For the 1997 fiscal year, this was primarily the result of a $10.1 million increase in securitization residual interests and a $1.4 million net reduction in direct financing leases available for sale. Net cash provided by investing activities was $3.1 million during the 1997 fiscal year compared to net cash used in investing activities of $23.0 million in the previous fiscal year. The net cash invested in the 1996 fiscal year reflects $24.8 million of leases assigned to lender which was partially offset by $2.2 million of payments received on said leases. The net cash provided by investing activities of $3.1 million during the 1997 fiscal year was largely the result of payments received on leases assigned to lender of $7.1 million and $2.6 million paid for the acquisition of two companies. Net cash provided by financing activities during the 1997 fiscal year was $3.5 million compared to $29.5 million in the 1996 fiscal year. Proceeds from bank and other credit facilities provided cash of approximately $1.0 million in the 1997 fiscal year, a decrease of $3.3 million from the 1996 fiscal year. This decrease is due to the Company's success in obtaining other sources of financing, including proceeds from the initial issuance of common stock, in the 1997 fiscal year, whereas the Company was primarily reliant on bank financing, the Class A note issued in the April 1996 securitization and lease sales in the 1996 fiscal year. Principal payments on notes payable used cash of $4.5 million during the 1997 fiscal year and $208,000 in the 1996 fiscal year. Principal payments in the 1997 fiscal year included $6.0 million paid on the Class A note issued in the April 1996 securitization and $4.5 million paid on other notes payable.

         Subsequent to June 30, 1997, the Company's liquidity improved substantially when it completed a secondary public offering of 2,100,000 shares of common stock at $8.25 per share. Additionally, the Company granted to the underwriters a 30-day option to purchase up to an additional 315,000 shares of common stock to cover over-allotments. The option was exercised by the underwriters within the 30-day option period. The proceeds of the offering were approximately $18,148,000, net of offering costs of $1,776,000. Additionally, the Company issued warrants to the underwriters to purchase 150,000 shares of common stock exercisable at $10.31 per share.

         Bank and Other Credit Facilities. The Company obtains, renews or replaces its bank credit facilities consistent with its objectives of obtaining the lowest possible cost of funds and maintaining diverse funding sources. At June 30, 1997, the Company maintained seven credit facilities which permitted borrowings in the aggregate amount of approximately $48.5 million. Subsequent to June 30, 1997, two credit facilities were not renewed by the Company and the current outstanding balance of four other facilities were repaid in full. At June 30, 1997, the Company's borrowings under its then existing credit facilities were approximately $11.3 million. The following table presents certain information regarding the Company's credit facilities at June 30, 1997.

                                                                                    AMOUNT OUTSTANDING
         LENDER                  TYPE OF FACILITY     AMOUNT         INTEREST RATE   AT JUNE 30, 1997    EXPIRATION
         -------                 ----------------     ------         -------------   ----------------   ---------------
                                                   (IN MILLIONS)                      (IN THOUSANDS)
CoreStates Bank, N.A. and
  participating lenders(1)(7) .   Revolving line          $36.0      Bank reference      $ 4,561        February 1998
                                                                     rate plus 0.63%
Colorado National Bank,
   N.A.(2)(7) . . . . . . . . .   Revolving line           $2.0      Bank reference      $ 2,000        January 1998
                                                                     rate plus 0.75%
FBS Business Finance
  Corporation(3)  . . . . . . .   Term loan                $3.0      Treasury bill            -         June 1997
                                                                     rate plus 3.0%
Norwest Equipment Finance
  Corporation(4)  . . . . . . .   Revolving line/          $3.0      Treasury bill       $   772        July 1997
                                  term loan                          rate plus 3.85%

LaSalle National Bank(5)  . . .   Term loan                $2.2      8.72%               $ 1,722        May 1999

LaSalle National Bank(5)(6)(7).   Revolving line           $0.8      Bank reference      $   771        May 1997
                                                                     rate plus 1.0%

Sirrom Capital, L.P.(5)(7)  . .   Term loan                $1.5      13.0%               $ 1,471        January 2000

------------------

    (1) Established in February 1997 as the Company's principal warehouse credit facility. The Company may borrow an amount equal to the lesser of 95.0% (90.0% for Global Finance leases) of the present value of lease payments discounted at CoreStates' reference rate plus 0.63% per annum or 75.0% (70.0% for Global Finance leases) of the remaining lease receivables under the leases which form the borrowing base, up to a maximum of $36.0 million. Of the maximum amount of $36.0 million, Global Finance leases may account for an amount up to $5.0 million. Borrowings are collateralized by security interests in the leases against which the borrowing applies and the underlying equipment and all cash and non-cash proceeds therefrom. The lender has recourse against the Company and the Company must make all payments regardless of the performance of the pledged leases or availability of other collateral. The Company retains ownership of the equipment during the term of the leases, subject to the lenders' security interest.

    (2) Established in January 1997 to enable the Company to borrow up to a maximum of $2.0 million for working capital purposes on an unsecured basis. Borrowings may not exceed a borrowing base equal to the present value of total payments due under all unencumbered leases owned by the Company, discounted at the lender's reference rate plus .75% per annum.

    (3) The Company elected not to renew this facility upon the expiration date for funding in June 1997. No amounts were outstanding under this facility and no leases were held by this lender at the expiration date.

    (4) The Company elected not to renew this facility upon the expiration date for funding in July 1997; however, the lender will continue to hold leases in its portfolio through expiration or termination dates for the leases financed. The lender has full recourse against the Company should the collateral prove to be insufficient.

    (5)  Assumed by the Company on closing of the acquisition of Global
         Finance.

    (6) In May 1997, the lender committed to increase this revolving line to $5.0 million and to extend the term of the facility to November 1, 1998. The commitment provided that the Company may at its election convert amounts outstanding under the revolving line to fully amortizing four-year term loans. The Company is currently negotiating the terms of a new agreement under this facility.

    (7) The Company used a portion of the proceeds of its July 1997 Offering to repay the current outstanding balance of such credit facility.

               Securitizations. The Company has completed three securitizations which provide for aggregate funding in the amount of approximately $114.2 million. As of June 30, 1997, the Company had funded an aggregate amount of $73.0 million under a lease-backed note and certificates.

         The table below documents the Company's history of lease securitizations by fundings through the end of the 1997 fiscal year.

                        STRUCTURED LEASE SECURITIZATIONS

                NOTE OR CERTIFICATE
PERIOD FUNDED      DOLLAR AMOUNT      RATINGS    RATING AGENCY         POOL NAME
-------------      -------------      -------    -------------         ---------
                   (IN MILLIONS)
April 1996             $ 21.7         Aaa/AAA     Moody's/S&P     GF Funding Corp. I
November 1996             7.2         Aaa/AAA     Moody's/S&P     GF Funding Corp. II
December 1996             1.9         Aaa/AAA     Moody's/S&P     GF Funding Corp. II
January 1997              2.1         Aaa/AAA     Moody's/S&P     GF Funding Corp. II
February 1997             2.8         Aaa/AAA     Moody's/S&P     GF Funding Corp. II
March 1997                1.5         Aaa/AAA     Moody's/S&P     GF Funding Corp. II
March 1997               15.2         Aaa/AAA     Moody's/S&P     GF Funding Corp. III
April 1997                2.1         Aaa/AAA     Moody's/S&P     GF Funding Corp. II
April 1997                4.2         Aaa/AAA     Moody's/S&P     GF Funding Corp. III
May 1997                  1.7         Aaa/AAA     Moody's/S&P     GF Funding Corp. II
June 1997                 4.5         Aaa/AAA     Moody's/S&P     GF Funding Corp. II
June 1997                 8.1         Aaa/AAA     Moody's/S&P     GF Funding Corp. III

         The Company intends in the future to undertake additional securitization transactions because securitizations generally offer a lower cost of capital than is available through other sources. The Company's ability to complete additional securitizations will depend upon a number of factors, including general conditions in the credit markets, the performance of already outstanding asset-backed securities issued by the Company and other factors, some of which may be beyond the Company's control. Additional asset-backed securitizations will likely be subject to the Company's ability to obtain favorable ratings from rating agencies, to provide credit enhancements such as insurance policies or "overcollateralization" through the securitization residual interest, or to deposit cash or other collateral which may have the effect of increasing the Company's effective cost of capital.

ASSET QUALITY AND STATIC POOL ANALYSIS

         The Company's underwriting criteria are intended to result in a diverse customer base which does not exhibit dependence on a particular geographic market or industry segment. Because the Company commenced operations in February 1995, there is limited performance data available with respect to the Gross Servicing Portfolio and, consequently, historical delinquency and charge-off statistics are not necessarily indicative of future performance.

         The Company estimates defaults on direct financing leases and securitized leases and establishes reserves for expected losses on leases the Company either owns or has sold on a recourse or limited recourse basis. The Company regularly reviews its reserves and defaults are continuously monitored on a portfolio and individual pool basis. The Company examines factors such as current delinquencies, lease portfolio characteristics, economic conditions and trends, historical default experience and management's expectations of future trends in establishing reserves. The Company's reserve for credit losses on its lease portfolio approximated $3.4 million as of June 30, 1997 ($0.5 million of which was a reserve for credit losses for Global Finance). Included within this reserve was approximately $1.2 million in estimated losses which were established in the assumptions underlying the accounting for the securitization residual interest for the securitizations conducted in November 1996 and March 1997. The Company believes its current reserves for credit losses are adequate to provide for expected losses in the existing lease portfolio. See Note 2 to Consolidated Financial Statements.

         Since its inception, the Company has monitored its underwriting and collection performance using "static pool" analysis. Static pool analysis is a statistical monitoring methodology by which each month's lease originations are treated as a unique pool and the performance of this pool is tracked separately. The measure of performance is based on several factors which include delinquencies 31 or more days past due and net charge-offs.

         The following table documents lease delinquencies 31 or more days past due as of June 30, 1997. The table presents the delinquent leases for the quarters presented as a percentage of the remaining lease receivable balance for that pool.
                            STATIC POOL REPORTING(1)
                              31+ DAYS DELINQUENT

                    ORIGINAL                                 PERCENTAGE OF REMAINING LEASE RECEIVABLE
                     LEASE                                   ----------------------------------------
CALENDAR PERIOD    RECEIVABLE   QTR 1   QTR 2    QTR 3    QTR 4   QTR 5   QTR 6    QTR 7   QTR 8    QTR 9   QTR 10
---------------    ----------  ------   ------   -----   ------   -----   -----    -----   -----    -----   ------
                 (IN THOUSANDS)

1995:
----
1st Quarter       $     31       0.0%     0.0%    0.0%     0.0%    0.0%     0.0%    0.0%     0.0%    0.0%     0.0%
2nd Quarter          1,748       0.0      0.0     0.0      0.4     0.4      0.3     0.9      2.1     4.6
3rd Quarter          6,082       0.0      2.5     2.1      3.5     3.9      5.6     3.0      2.6
4th Quarter         10,444       0.0      0.9     2.4      3.0     5.3      3.1     4.8

1996:
----
1st Quarter         15,906       0.0      0.8     2.0      3.3     3.4      2.8
2nd Quarter         16,849       0.0      1.2     2.6      3.8     5.4
3rd Quarter         15,467       0.0      0.8     2.0      2.2
4th Quarter         22,220       0.0      0.4     2.2

1997:
----
1st Quarter         32,361       0.0      0.6
2nd Quarter         38,478       0.0

--------------

(1) Excludes data for Global Finance. Lease delinquencies are calculated on a monthly basis. Monthly calculations are then averaged to create an average delinquency rate for the period.

         The following table documents net charge-offs for each quarter presented as a percentage of original net investment in leases for that quarter. Negative net charge-off amounts indicate that recoveries exceeded charge-offs during the quarter.
                            STATIC POOL REPORTING(1)
                           NET INVESTMENT CHARGE-OFF


                   ORIGINAL                                  PERCENTAGE OF ORIGINAL INVESTMENT VALUE
                  INVESTMENT                                 ---------------------------------------
CALENDAR PERIOD     VALUE       QTR 1   QTR 2    QTR 3    QTR 4   QTR 5   QTR 6    QTR 7   QTR 8    QTR 9   QTR 10
---------------     -----       -----   -----   ------    -----   -----   -----    -----   -----   ------   ------
                 (IN THOUSANDS)
1995:
----
1st Quarter       $     23       0.0%     0.0%    0.0%     0.0%    0.0%     0.0%    0.0%     0.0%    0.0%     0.0%
2nd Quarter          1,337       0.0      0.0     0.0      0.0     1.0      0.0    (0.4)     0.8     1.0
3rd Quarter          4,755       0.0      0.0     0.0      0.0     0.0      0.5     0.6      0.9
4th Quarter          8,107       0.0      0.0     0.2      0.2     2.4      0.8    (0.1)

1996:
----
1st Quarter         12,377       0.0      0.0     0.1      1.0     1.6      1.3
2nd Quarter         13,174       0.0      0.0     1.1     (0.1)    1.3
3rd Quarter         12,077      (0.1)     0.0     0.6      0.5
4th Quarter         17,338       0.0      0.0     0.4

1997:
----
1st Quarter         25,309       0.0      0.0
2nd Quarter         30,231       0.0

--------------

(1) Excludes data for Global Finance and data related to leases sold to Heartland Bank.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The Company adopted SFAS No. 125 effective January 1, 1997.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements begin on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


ITEM 10.  EXECUTIVE COMPENSATION


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company will file a definitive Proxy Statement pursuant to Regulation 14A for its annual meeting of shareholders. The information called for by the above Items will be included in such definitive Proxy Statement under "Election of Directors," "Management and Directors," "Executive Compensation and Other Remuneration," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," which is incorporated herein by reference. If such definitive Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this report, then the information described above will be filed as an amendment to this report before the end of such 120-day period.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

EXHIBIT NO.
-----------

+   2.1     Exchange Memorandum, dated October 7, 1996 regarding the
            reorganization of the Registrant from a Colorado limited liability company to a Delaware corporation (the "Exchange Memorandum").

+   3.1     Certificate of Incorporation of the Company as filed on June 20,
            1996 with the Secretary of State of the State of Delaware.

+   3.2     By-laws of the Company.

+   4.1.1   Form of specimen certificate for Common Stock of the Company.

+   4.1.2   Form of Representative's Warrant issued by the Company to
            Cruttenden Roth Incorporated in connection with the Company's initial public offering.

*   4.1.3   Underwriters' Warrant issued by the Company to Piper Jaffray Inc.
            and Cruttenden Roth Incorporated.

*  10.1.1   Form of Employment Agreement, dated April 1, 1997, by and between
            William W. Wehner and the Company.

*  10.1.2   Employment Agreement, dated April 28, 1997, by and between Larry K.
            White and the Company.

+  10.2     Form of Indemnification Agreement entered into between the Company and each officer and director of the Company.

+ 10.3 1996 Omnibus Stock Option Plan, as amended effective April 24, 1997, authorizing 900,000 shares of Common Stock for issuance pursuant to the Plan.

+ 10.4.1 Membership Units Purchase Agreement, dated January 31, 1996, by and among Heartland Leasing Corporation of Missouri, Granite Financial, LLC, James E. Lewis, William W. Wehner, Andrew S. Love, Jr., Laurence A. Schiffer and Heartland Bank.

+ 10.4.2 Members' Agreement of Granite Financial, LLC, dated January 31, 1996, by and among Granite Financial, LLC, James E. Lewis, William
            W. Wehner and Heartland Leasing Corporation of Missouri.

+ 10.4.3 Lease Purchase Agreement, dated June 14, 1995, by and between Granite Financial, LLC and Heartland Bank.

+ 10.4.4 Lease Sale Agreement, dated April 1, 1996, by and between Heartland Bank and Granite Financial, LLC.

+ 10.4.5 Lease Service Agreement, dated June 14, 1995, by and between Heartland Bank and Granite Financial, LLC.

x 10.4.6 Lease Purchase Agreement, dated June 30, 1997, by and between Heartland Bank and Granite Financial Acquisition Corp. I.

o 10.5.1 Loan and Security Agreement, dated February 4, 1997, by and between CoreStates Bank, N.A. and Granite Financial, Inc.

o 10.5.2 Unsecured Revolving Credit Agreement, dated January 30, 1997, by and between Colorado National Bank, and Granite Financial, Inc.

+ 10.6 Lease of Space, dated June 26, 1995, by and between Arbor Lake Limited Partnership, a Colorado limited partnership, and Granite Financial, LLC.

+ 10.7 Form of Broker/Lessor Partnership Agreement, dated various dates, by and between Lease Originators and Granite Financial, LLC.

+ 10.8.1 Servicing Agreement, dated April 1, 1996, by and among GF Funding Corp. I, Norwest Bank Minnesota, National Association and Granite Financial, LLC.

+ 10.8.2 Indenture, dated April 1, 1996, by and among GF Funding Corp. I, Norwest Bank Minnesota, National Association and Granite Financial, LLC.

+ 10.8.3 Lease Acquisition Agreement, dated April 10, 1996, by and between Granite Financial, LLC and GF Funding Corp. I.

++10.9.1 Trust and Security Agreement, dated November 1, 1996, among G.F. Funding Corp. II, the Company, Norwest Bank Minnesota, National Association.

++10.9.2 Lease Acquisition Agreement, dated November 1, 1996, between the Company and G.F. Funding Corp. II.

++10.9.3 Servicing Agreement, dated November 1, 1996, among G.F. Funding Corp. II, the Company, Norwest Bank Minnesota, National Association.

o 10.10.1   Trust and Security Agreement, dated March 1, 1997, by and among GF
            Funding Corp. III, the Company and Norwest Bank Minnesota, National
            Association.

o 10.10.2   Lease Acquisition Agreement, dated March 1, 1997, by and between the
            Company and GF Funding Corp. III.

o 10.10.3   Servicing Agreement, dated March 1, 1997, by and among the Company,
            GF Funding Corp. III and Norwest Bank Minnesota, National
            Association.

+   10.11.1  CreditDesk(R) License Agreement, dated September 22, 1995, by and between Fair, Isaac and Company, Inc. and Granite Financial, LLC.

+   10.11.2  InfoLease License Agreement, dated October 5, 1995, by and between
             Decision Systems, Inc. and Granite Financial, LLC.

o   10.12    Asset Purchase Agreement, dated March 31, 1997, by and among
             Granite Financial Acquisition Corp. I, Global Finance & Leasing,
             Inc. and Thomas Mannes.

*   10.13    Agreement, dated December 13, 1996, by and between BrokerWare,
             Inc. and the Company.

*   10.14    Standard Form Industrial Lease, dated June 6, 1997, by and between
             General American Life Insurance Company and the Company.

x   11.1     Computation of Earnings Per Share.

    13.      Not applicable.

    16.      Not applicable.

    18.      Not applicable.

*   21.      List of Subsidiaries.

    22.      Not applicable.

    23.      Not applicable.

    24.      Not applicable.

x   27.      Financial Data Schedule.

+ Incorporated by reference from the Company's Registration Statement on Form SB-2 (S.E.C. File No. 333-5264-D).

* Incorporated by reference from the Company's Registration Statement on Form SB-2 (S.E.C. File No. 333-29303).

++ Incorporated by reference from the Company's Form 10-QSB filed February 14, 1997 (S.E.C. File No. 0-21591).

o Incorporated by reference from the Company's Form 10-QSB filed May 15, 1997 (S.E.C. File No. 0-21591).

x    Filed herewith.


         (b)     REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1997.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 GRANITE FINANCIAL, INC.



       Date:  September 26, 1997                 By:  /s/ WILLIAM W. WEHNER
              ------------------                    ---------------------------
                                                    William W. Wehner,
                                                    Chairman of the Board and
                                                    Chief Executive Officer



       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                     DATE
---------                       -----                                     ----
  /s/ WILLIAM W. WEHNER         Chairman of the Board and Chief       September 29, 1997
---------------------------     Executive Officer (Principal
      William W. Wehner         Executive Officer)

  /s/ WILLIAM S. COBB           Senior Vice President of Corporate    September 29, 1997
---------------------------     Development and Chief Financial
      William S. Cobb           Officer

  /s/ MARK A. MIYASAKI          Vice President and Chief              September 29, 1997
---------------------------     Accounting Officer
      Mark A. Miyasaki

  /s/ JAMES E. LEWIS            Director                              September 29, 1997
---------------------------
      James E. Lewis

  /s/ LAURENCE A. SCHIFFER      Director                              September 29, 1997
---------------------------
      Laurence A. Schiffer

  /s/ ANDREW S. LOVE, JR.       Director                              September 29, 1997
---------------------------
      Andrew S. Love, Jr.

  /s/ SAMUEL R. FREEMAN         Director                              September 29, 1997
---------------------------
      Samuel R. Freeman

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES






                               TABLE OF CONTENTS

                                                                                   Page
Independent Auditors' Report....................................................... F-2

Consolidated Financial Statements

        Consolidated Balance Sheets................................................ F-3

        Consolidated Statements of Operations...................................... F-4

        Consolidated Statement of Changes in Members'/Stockholders' Equity......... F-5

        Consolidated Statements of Cash Flows...................................... F-6

Notes to Consolidated Financial Statements......................................... F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Granite Financial, Inc. and Subsidiaries
Golden, Colorado


We have audited the accompanying consolidated balance sheet of Granite Financial, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, changes in members'/stockholders' equity and cash flows for years ended June 30, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Granite Financial, Inc. and Subsidiaries as of June 30, 1997 and the results of their operations and their cash flows for the years ended June 30, 1996 and 1997 in conformity with generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.




                                           Ehrhardt Keefe Steiner & Hottman P C
August 20, 1997
Denver, Colorado

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                              June 30,
                                                                                1997        Pro Forma
                                                                             -----------   -----------
                                                                                            (Note 13)
                                     ASSETS
Cash and cash equivalents                                                    $   680,529   $ 9,996,596
Restricted cash                                                                1,715,964     1,715,964
Direct financing leases (Notes 2 and 3)                                        9,906,746     9,906,746
Direct financing leases assigned to lender (Note 2)                           15,510,859    15,510,859
Securitization residual interest (Note 2)                                     10,138,341    10,138,341
Other receivables                                                              1,193,609     1,193,609
Prepaid and other assets                                                       1,441,319     1,441,319
Deferred offering costs                                                          253,281       253,281
Furniture and equipment, net of accumulated depreciation of $293,332             964,710       964,710
Goodwill, net of accumulated amortization of $36,207                           3,941,219     3,941,219
                                                                             -----------   -----------

Total assets                                                                 $45,746,577   $55,062,644
                                                                             ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Line-of-credit (Note 4)                                                      $ 7,331,983   $      --
Accounts payable and accrued expenses                                          1,856,035     1,856,035
Security deposit                                                                 692,196       692,196
Due to trustee                                                                   350,525       350,525
Deferred income taxes payable (Note 7)                                         1,066,324     1,066,324
Limited recourse Class A note payable (Note 2)                                14,770,561    14,770,561
Notes payable (Note 4)                                                         3,964,513     2,464,513
Related party note payable (Note 9)                                              250,000       250,000
                                                                             -----------   -----------
                                                                              30,282,137    21,450,154
                                                                             -----------   -----------
Commitments and contingency (Notes 3 and 5)

Stockholders' equity (Note 6)
    Preferred stock, $.01 par value, 2,000,000 shares authorized; none
     issued or outstanding                                                          --            --
    Common stock, $.001 par value; 20,000,000 shares authorized; 3,725,000
     (6,140,000 pro forma) shares issued and outstanding                           3,725         6,140
    Additional paid-in capital                                                13,757,059    31,902,694
    Retained earnings                                                          1,703,656     1,703,656
                                                                             -----------   -----------
        Total stockholders' equity (Note 6)                                   15,464,440    33,612,490
                                                                             -----------   -----------

Total liabilities and stockholders' equity                                   $45,746,577   $55,062,644
                                                                             ===========   ===========



                See notes to consolidated financial statements.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            Year Ended
                                                             June 30,
                                                     -------------------------
                                                        1996          1997
                                                     -----------   -----------
Revenues
   Sales of leases (Notes 2 and 3)                   $20,638,040   $78,947,771
   Income from direct financing leases                 1,223,798     4,509,325
                                                     -----------   -----------
       Total revenues                                 21,861,838    83,457,096
                                                     -----------   -----------

Costs
   Cost of leases sold (Notes 2 and 3)                19,296,885    73,364,404
   Provision for credit losses                            95,107       665,165
   Interest expense                                      550,776     2,041,830
   Amortization                                             --         299,043
                                                     -----------   -----------
       Total costs                                    19,942,768    76,370,442
                                                     -----------   -----------

Gross profit                                           1,919,070     7,086,654

Other expenses
   Salaries and benefits                                 642,556     1,683,870
   General and administrative                            472,144     1,640,981
   Depreciation and amortization                          40,963       263,801
                                                     -----------   -----------
       Total other expenses                            1,155,663     3,588,652
                                                     -----------   -----------

Net income (1996) - Income before income taxes (1997)    763,407     3,498,002

Pro forma adjustment (1996) - provision for income
  taxes (1997) (Note 7)                                  282,000     1,430,827
                                                     -----------   -----------

Pro forma net income (1996) - Net income (1997)      $   481,407   $ 2,067,175
                                                     ===========   ===========

Pro forma net income per share                       $       .24   $       .63
                                                     ===========   ===========

Weighted average number of pro forma shares
  outstanding (Notes 1 and 6)                          2,000,000     3,264,973
                                                     ===========   ===========

                See notes to consolidated financial statements.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS'/STOCKHOLDERS' EQUITY


                                                                                                                          Total
                                                                                           Additional                    Members'/
                                                   Members'             Common Stock         Paid-in       Retained   Stockholders'
                                                   Equity          Shares         Amount     Capital       Earnings       Equity
                                                ------------    ------------   ---------   ------------   ----------   ------------
Balance June 30, 1995                           $    767,450            --     $    --     $       --     $     --     $    767,450

Equity contribution, net of costs of $76,482       1,228,518            --          --             --           --        1,228,518

Net income for the year                              763,407            --          --             --           --          763,407
                                                ------------    ------------   ---------   ------------   ----------   ------------

Balance June 30, 1996                              2,759,375            --          --             --           --        2,759,375

Net income for the period July 1, 1996 to
  October 25, 1996                                   363,519            --          --             --           --          363,519

Distribution to members                             (111,000)           --          --             --           --         (111,000)

Restructuring of Granite Financial, LLC into
  Granite Financial, Inc.                         (3,011,894)      2,000,000       2,000      3,009,894         --             --

Issuance of common stock pursuant to initial
  public offering (net of offering costs of
  $2,188,608)                                           --         1,725,000       1,725     10,747,165         --       10,748,890

Net income for the period October 26, 1996 to
  June 30, 1997                                         --              --          --             --      1,703,656      1,703,656
                                                ------------    ------------   ---------   ------------   ----------   ------------

Balance June 30, 1997                           $       --         3,725,000   $   3,725   $ 13,757,059   $1,703,656   $ 15,464,440
                                                ============    ============   =========   ============   ==========   ============



                See notes to consolidated financial statements.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year Ended
                                                                                     June 30,
                                                                           ----------------------------
                                                                               1996            1997
                                                                           ------------    ------------
Cash flows from operating activities
   Net income                                                              $    763,407    $  2,067,175
                                                                           ------------    ------------
       Adjustments to reconcile net income to net cash used in operating activities
       Provision for losses                                                      95,107       1,338,992
       Loan fees amortized                                                       54,984         822,073
       Depreciation and amortization                                             40,963         263,801
       Changes in operating assets and liabilities
           Restricted cash                                                         --        (1,715,964)
           Direct financing leases                                           (8,453,921)      1,410,622
           Securitization residual interest                                        --       (10,138,341)
           Other receivables                                                       --        (1,182,262)
           Prepaids and other assets                                            (20,224)       (539,948)
           Securitization loan fees                                                --        (1,078,173)
           Accounts payable and accrued expenses                                553,537         777,879
           Due to trustee                                                          --           350,525
           Current and deferred income taxes                                       --         1,045,327
           Security deposits                                                       --           692,196
                                                                           ------------    ------------
                                                                             (7,729,554)     (7,953,273)
                                                                           ------------    ------------
                 Net cash used in operating activities                       (6,966,147)     (5,886,098)
                                                                           ------------    ------------

Cash flows from investing activities
   Leases assigned to lender                                                (24,793,127)           --
   Payments received on leases assigned to lender                             2,217,300       7,064,968
   Acquisition of companies, net of cash acquired                                  --        (2,594,725)
   Expenditures for organization costs                                           (6,826)           --
   Expenditures for goodwill                                                       --          (750,425)
   Purchase of furniture and equipment                                         (382,742)       (626,701)
                                                                           ------------    ------------
                 Net cash provided by (used in) investing activities        (22,965,395)      3,093,117
                                                                           ------------    ------------

Cash flows from financing activities
   Checks written in excess of bank balance                                     288,848        (288,848)
   Proceeds from notes payable                                                4,298,418       1,002,875
   Principal payments on notes payable                                         (207,600)     (4,528,866)
   Net proceeds from line-of-credit                                           3,690,618       2,870,515
   Proceeds from Class A note payable                                        21,688,993            --
   Principal payments on Class A note payable                                  (927,208)     (5,991,224)
   Expenditures for loan origination fees                                      (505,326)        (73,316)
   Members' equity contribution net of related costs                          1,228,518            --
   Net proceeds of common stock issuance                                           --        10,846,655
   Distribution to members                                                         --          (111,000)
   Deferred offering costs paid                                                 (67,376)       (253,281)
                                                                           ------------    ------------
                 Net cash provided by financing activities                   29,487,885       3,473,510
                                                                           ------------    ------------

Net increase (decrease) in cash                                                (443,657)        680,529

Cash and cash equivalents - beginning of period                                 443,657            --
                                                                           ------------    ------------

Cash and cash equivalents - end of period                                  $       --      $    680,529
                                                                           ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $    471,130    $  1,970,304
                                                                           ============    ============

   Cash paid for income taxes                                              $       --      $    385,500
                                                                           ============    ============

Continued on the following page.



                See notes to consolidated financial statements.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Continued from previous page.

Noncash investing and financing activities:
         Deferred offering costs of $30,389 are included in accrued expenses at June 30, 1996.

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

For additional disclosures on acquisitions during the year, see Note 11.


                See notes to consolidated financial statement.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Granite Financial, LLC. ("LLC") was organized in Colorado on February 21, 1995. The LLC was principally engaged in the business of originating and selling lease contracts. The lease contracts provide financing primarily for the acquisition of computer, office products, medical equipment and other business equipment. All equipment leased is acquired from unrelated parties.

In June 1996, Granite Financial, Inc. (the "Company") was incorporated. Concurrently with the consummation of the public offering (Note 6), the Company exchanged 2,000,000 shares of its common stock for all of the outstanding membership interests of the LLC, as a result of which the Company was the sole member of the LLC. Contemporaneously, the Company caused the LLC to be liquidated and the assets of the LLC were distributed to the Company as the sole member.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of Granite Financial, Inc. and its wholly-owned subsidiaries, GF Funding Corp. I ("GF Funding I"), GF Funding Corp. II ("GF Funding II"), GF Funding Corp. III ("GF Funding III") and Granite Financial Acquisition Corp. I ("Granite Acquisitions"). All intercompany accounts and transactions have been eliminated in consolidation. The assets of GF Funding I, GF Funding II, and GF Funding III are not available to satisfy creditors of the Company.

Restricted Cash

The Company sold a pool of leases which required all lease payments received to be deposited in restricted accounts and the distribution of funds to be controlled by the trustee.

The Company also sold pools of leases which required a portion of the proceeds from the sales to be held in a separate restricted account to cover any defaults of the leases sold.

Direct Financing Leases

The Company has entered into various lease agreements which, in accordance with Statement No. 13 of the Financial Accounting Standards Board, meet the criteria of capitalization and are accounted for as direct financing leases. Under this method, the amount by which gross lease rentals exceed the cost of the related assets, less the estimated recoverable residual value at the expiration of the lease, is recognized as income from direct financing leases over the life of the lease using the interest method. Any permanent reduction in the estimated residual equipment value of leased property is charged to operations in the period it occurs.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

Sales of Leases

The Company generally sells the leases it acquires or originates through securitization transactions or on a portfolio basis to Heartland Bank on a non-recourse basis. The Company may also sell leases to other financial institutions either on a recourse or nonrecourse basis. In a securitization transaction, the Company sells and transfers a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary. This subsidiary in turn simultaneously sells and transfers its interest in the leases to a trust which issues beneficial interests in the leases in the form of senior and subordinated securities. The Company generally retains the right to receive any excess cash flows of the trust (the Securitization Residual Interest).

Proceeds from the sale of leases sold through securitization transactions are reflected as sales of leases. The cost basis of the leases is allocated between the portion sold and the securitization residual interest in the cash flows based on a relative fair value basis on the date of sale. The fair value of the portion sold is based on the price at which the related securities are sold through private placement transactions, while the fair value of the securitization residual interest is based on the Company's estimate of its fair value using a risk adjusted discounted cash flow approach.

On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 prohibits early application and, accordingly, the Company adopted this standard for transactions which occurred after December 31, 1996. Under SFAS 125, a transfer of lease assets in which the transferor surrenders control of the lease assets is accounted for as a sale and the transferred lease assets are removed from the balance sheet with the resulting gain or loss on sale reflected in the statement of operations.

Direct Financing Leases Assigned to Lender

As SFAS 125 prohibits early application, prior to January 1, 1997, direct financing leases sold prior to that date as part of a securitization to a special-purpose entity that issued debt securities were accounted for as collateralized borrowings. The securitized leases, recorded as Direct Financing Leases Assigned to Lender, and the related debt are reflected in the consolidated balance sheet.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Securitization Residual Interest

Securitization residual interest represents the excess cash flow resulting from the difference between lease payments received in the Trust, net of defaults, and the payment of principal and interest to investors in lease backed notes or certificates and servicing, backup servicing, trustee fees and other securitization expenses. Income from the securitization residual interest is recognized over the life of the securitized leases using the interest method.

Furniture and Equipment

Furniture and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the equipment ranging from five to seven years.

Organization Costs

Organization costs are recorded at cost and will be amortized on a straight-line basis over five years.

Goodwill

Goodwill is recorded as the difference between net assets acquired and the related purchase price and will be amortized over an estimated life of twenty years.

Loan Origination Fees

Fees incurred to originate loans are deferred and amortized to interest expense on the interest method over the terms of the loans.

Lease Acquisition Costs and Broker Commissions

Lease acquisition costs consist of broker bonuses and commissions paid upon the origination of the lease contracts. These costs are included in direct financing leases held for sale and are amortized to expense over the life of the related lease contracts on the interest method.

Income Taxes

Granite Financial, LLC was taxable as a partnership under federal and state income tax laws. As such, it was not subject to income taxes as a separate entity and its income or loss was required to be included in the income tax returns of its members. Upon consummation of the public offering (Note 6), Granite Financial, LLC was liquidated and the successor corporation, Granite Financial, Inc., is taxed as a regular corporation. The statements of operations reflect pro-forma information for the year ended June 30, 1996, which present proforma income taxes as if computed at the statutory rate.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

Income Taxes (continued)

Upon liquidation of the LLC, the successor Company applied FAS 109, "Accounting for Income Taxes". Under FAS 109, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits, that based on available evidence, are not expected to be realized.

Allowance for Credit Losses

An allowance for credit losses is maintained at a level which is estimated by the Company to be necessary and adequate to provide for expected losses in the existing portfolio of leases the Company either owns or has sold on a recourse basis. The leases are collateralized by the equipment under lease and lessees generally are required to personally guarantee lease payments. The Company's risk of loss is partially mitigated by recovering collateral and enforcing guarantees. However, the resale value of leased equipment generally declines at a rate greater than the principal of the lease, so full recovery on defaulted leases is not usually possible.

Net Income Per Common Share

The computation of net income per common and common equivalent share is based upon the Treasury Stock Method using the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and warrants.

Stock Option Plan

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principal Board ("APB") Opinion No. 25, accounting for stock issued to employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based methods defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

Accounting Standards Not Yet Adopted

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" which established new standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing earnings per share previously found in APB No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The standard is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.

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

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - DIRECT FINANCING LEASES

The Company's direct financing leases at June 30, 1997 consist of the following:

                                                                         Direct
                                                                        Financing
                                                         Direct          Leases
                                                        Financing      Assigned to
                                                         Leases          Lender
                                                      ------------    ------------
     Minimum lease payments receivable                $ 11,636,228    $ 18,005,874
     Estimated residual values of leased property        2,562,926         790,929
     Lease acquisition costs and broker commissions      1,186,523         337,810
     Unearned income                                    (3,239,737)     (3,298,666)
     Reserve for credit losses                          (2,003,096)       (181,024)
     Security deposits                                    (236,098)       (144,064)
                                                      ------------    ------------

     Net direct financing leases                      $  9,906,746    $ 15,510,859
                                                      ============    ============

Scheduled collections of minimum lease payments receivable are as follows:

                                                                         Direct
                                                                        Financing
                                                         Direct          Leases
                                                        Financing      Assigned to
              Year Ending June 30,                       Leases          Lender
              --------------------                    ------------    ------------
                     1998                             $  3,553,744    $  7,596,984
                     1999                                3,158,940       5,506,430
                     2000                                2,586,619       3,656,563
                     2001                                1,564,347       1,187,863
                     2002                                  772,578          58,034
                                                      ------------    ------------

                                                      $ 11,636,228    $ 18,005,874
                                                      ============    ============

The Company is required to estimate the amount of leases expected to result in default and to estimate the amount of loss that will be incurred under each default. The Company currently provides allowances for these losses based on the historical performance of the leases. These losses relate both to leases that are held by the Company to maturity along with losses that could result on leases sold to third parties. The actual losses incurred could differ materially from the amounts that the Company has estimated in preparing the historical financial statements.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - DIRECT FINANCING LEASES (CONTINUED)

Securitization residual interest consists of the following at June 30, 1997:

Future remaining cash flows                                        $    15,368,441
Estimated losses                                                        (1,173,386)
                                                                   ---------------
Future remaining cash flows, net of estimated losses                    14,195,055
Unearned income                                                         (4,056,714)
                                                                   ---------------

Securitization residual interest                                   $    10,138,341
                                                                   ===============

Asset Securitization

The Company funds leases with the intention of selling the leases to investors or securitizing the leases through lease-backed securities. The Company has completed three securitizations which provide for aggregate funding in the amount of approximately $114,000,000. In each securitization, the Company transfers leases to a wholly-owned, bankruptcy remote special purpose subsidiary established for the limited purpose of purchasing the Company's leases. The subsidiary then sells the leases to a grantor trust, which in turn sells lease-backed notes or certificates to institutional investors. Proceeds from the sale of lease-backed notes or certificates are used by the trust to purchase leases from the subsidiary, which uses such proceeds to purchase the leases from the Company. The securitization may also be completed by the subsidiary without the use of a trust, in which case the subsidiary issues the lease-backed security directly to the investor. The lease-backed securities are promissory notes or equity certificates which are generally collateralized by or represent an undivided interest in the leases, the leased equipment and certain collateral accounts. Payments due under the lease-backed securities issued in each of the Company's securitizations have been insured by a financial guaranty policy which provides an unconditional guarantee of Class A note payments in the case of defaults or prepayments on the lease assets.

In April 1996, the Company's wholly-owned subsidiary, GF Funding I, issued $21,688,993 of 6.33% Class A Lease-Backed Term Note due November 20, 2001 (the
Note) in a private placement. The Note is collateralized by (i) payments to be made under leases contributed by Granite Financial, LLC to GF Funding I,
(ii) all of GF Funding I's rights and interest in the leased equipment, (iii) a cash collateral account (which generally does not increase the overall level of credit enhancement, but rather accommodates changes that may occur from time to time in the form of credit enhancement from excess implicit principal balance of lease receivables to cash) and (iv) a financial guaranty insurance policy. Under the terms of the insurance policy, the monthly payments of interest and final payment of principal and maturity are unconditionally guaranteed. As this securitization was completed through the issuance of a debt security prior to the adoption of SFAS 125, the transaction is accounted for as a collateralized borrowing. Accordingly, the underlying lease assets, recorded as direct financing leases assigned to lender, and the related limited recourse note payable are reflected in the accompanying consolidated balance sheets. The underlying assets are comprised of the Company's net investment in the leases of $15,510,859 as of June 30, 1997. The related limited recourse note payable was $14,770,561 as of June 30, 1997.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - DIRECT FINANCING LEASES (CONTINUED)

Asset Securitization (continued)

In November 1996, GF Funding II was formed to establish the Company's second securitization facility. The facility provides for the issuance of up to $65 million in aggregate principal amount of Class A Lease-Backed Certificates due June 20, 2003 (the 1996 Certificates) in a private placement. For purposes of computing interest, the 1996 Certificates are issued in two tranches, consisting of the Floating Rate Tranche and the Fixed Rate Tranche. The principal amount of the Floating Rate Tranche will generally convert to the Fixed Rate Tranche on a quarterly basis. The Floating Rate Tranche bears interest at an annual rate equal to the LIBOR Rate, as adjusted from time to time, plus .50%. The Fixed Rate Tranche bears interest at an annual rate equal to the Treasury Rate, as adjusted form time to time, plus .70%. The annual interest rate on each tranche is subject to a maximum annual rate of 10%. The 1996 Certificates represent an undivided interest in a trust estate created by GF Funding II comprised of (i) payments to be made under leases contributed to GF Funding II, (ii) all of GF Funding II's right and interest in the leased equipment, (iii) a cash collateral account and (iv) a financial guaranty insurance policy. The initial funding under the securitization facility was approximately $7,200,000. The Company is required to sell a minimum of $1,500,000 in leases to the securitization facility per month. As this securitization was completed through the issuance of equity certificates and the Company and GF Funding II have surrendered control over the future cash flows from these lease assets for the benefit of the holders of the Certificates, the transfer of the lease assets is accounted for as a sale. Accordingly, the portion of the underlying lease assets sold were removed from the consolidated balance sheet and the resulting sales of leases and cost of leases sold are reflected in the consolidated statement of operations. The sales of leases represent the gross proceeds from the certificate holders and the cost of leases sold represent the Company's net investment in the portion of the lease assets sold. The Company has recorded sales of leases and a cost of leases sold with respect to this securitization of $26,664,807 and $24,298,140, respectively, during the year ended June 30, 1997. Included in the consolidated balance sheet is the allocated portion of the Company's net investment in the lease assets which represents the securitization residual interest retained in the lease assets. The allocation between the cost of leases sold and the securitization residual interest retained is based on their relative fair values on the date of sale. The securitization residual interest for this securitization was $5,200,368 at June 30, 1997.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - DIRECT FINANCING LEASES (CONTINUED)

Asset Securitization (continued)

In March 1997, GF Funding III was formed to establish the Company's third securitization facility. The facility provides for the issuance of up to $27,500,000 in the aggregate principal amount of 6.82% Class A Lease-Backed Certificates due December 20, 2002 (the 1997 Certificates) in a private placement. The 1997 Certificates represent an undivided interest in a trust estate created by GF Funding III comprised of (i) payments to be made under leases contributed to GF Funding III, (ii) all of GF Funding III's right and interest in the leased equipment, (iii) a cash collateral account, a capitalized interest account, a prefunding account and a collection account and (iv) a financial guaranty insurance policy. The Company and GF Funding III have surrendered control over all future cash flows of the underlying lease assets and, under SFAS 125, the securitization is accounted for as a sale. The Company has recorded sales of leases and cost of leases sold with respect to this transfer of $28,080,295 and $26,427,723, respectively, during the year ended June 30, 1997. Included in the consolidated balance sheet is the allocated portion of the Company's net investment in the lease assets which represents the securitization residual interest retained in the lease assets. The allocation between the cost of leases sold and the securitization residual interest retained is based on their relative fair values on the date of sale. The securitization residual interest for this securitization was $4,937,973 at June 30, 1997.


The source of repayment for the Note and Certificates is the stream of payments to be made on the equipment leases included in the corresponding pool of transferred leases. The value of the securitization residual interest of the collateral enhancement leases in the pool will be realized by the Company on a monthly basis once all principal and interest due under the Note or Certificates and associated expenses are paid. The collateral enhancement leases are not a separate and distinct pool of individual leases, but rather are part of the undifferentiated pool of leases.


NOTE 3 - SALE OF LEASES

The Company entered into agreements with certain financial institutions to sell, on an ongoing basis, certain leases either on a recourse or non-recourse basis. The purchase price of the leases is determined on a transaction by transaction basis. Revenue is recognized on the date of sale based upon the present value of the payments to be received under the lease. The Company retains servicing of substantially all leases under the agreements. During the year ended June 30, 1996 and 1997, the Company sold leases of $19,296,885 and $73,364,404, respectively. The related sales proceeds were $20,638,040 and $78,947,771 during the year ended June 30, 1996 and 1997, respectively.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SALE OF LEASES (CONTINUED)

Sales and cost of leases sold to Heartland Bank during the year ended June 30, 1996 and 1997 are $19,259,557 and $18,044,325 and $23,250,014 and $21,735,167,
respectively. Heartland Bank purchased an equity interest in the Company in January 1996. The costs and related sales amounts are included in the accompanying consolidated statements of operations. With respect to the leases sold to Heartland Bank, there is recourse to the Company for the amount of the equipment residual guarantees of approximately $827,000 and a reserve account balance of approximately $477,000 (included in restricted cash) at June 30, 1997.


NOTE 4 - CREDIT FACILITIES

Lines-of-Credit

                                                                       June 30,
                                                                         1997
                                                                      -----------
 $36,000,000  line-of-credit to a consortium of lenders, due
 February  1998.  Interest at the lead  lender's  prime rate plus 5/8 of one percent  (9.125% at June 30, 1997)  payable monthly.  The line is  collateralized  by a first  security interest in  specific  leases  pledged  and the  underlying
 equipment.   The  balance  outstanding  at  June  30,  1997
 consists  of  actual  net  borrowings  of  $1,696,948  plus
 advance borrowings on the  line-of-credit of $2,864,185.             $ 4,561,133

 $2,000,000  unsecured  line-of-credit to a bank due January
 1998.  Interest is at the bank's  reference  rate plus .75%
 (9.25% at June 30, 1997) payable monthly.                              2,000,000

 $800,000  line-of-credit to a bank, due May 1997.  Interest at the prime rate plus 1% (9.5% at June 30,  1997)  payable monthly.  The line is  collateralized  by all  tangible and intangible  property of a subsidiary.  The balance was paid in full in August 1997 using  proceeds  from the  secondary
 offering (Note 6).                                                       770,850
                                                                      -----------
                                                                      $ 7,331,983
                                                                      ===========

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CREDIT FACILITIES (CONTINUED)

                                                                     June 30,
Notes Payable                                                          1997
                                                                    ------------
Note payable to bank,  payable in monthly  installments  of
$28,303,  including interest of 9.80% through January 2000.
The note is  collateralized  by certain leases  including a
security interest in the underlying equipment.  The Company
has a total of a $3,000,000 line-of-credit with the bank to
be funded in increments of $500,000 or more.                        $    772,373

Note  payable to a limited  partnership,  monthly  interest
only payments at 13%. All unpaid principal and interest due
at maturity in January 2000. The note is  collateralized by
all equipment, inventory, lease receivables and intangibles
of a subsidiary.  The note was paid in full  in  July  1997
using proceeds from the secondary offering (Note 6).                   1,470,615

Note payable to a bank, payable in monthly  installments of
$83,000,  including interest at 8.72% through May 1999. The
note  is  collateralized  by all  tangible  and  intangible
property of a subsidiary.                                              1,721,525
                                                                    ------------

                                                                    $  3,964,513
                                                                    ============

Maturities due on the notes payable as of June 30, 1997 are as follows:

             Year Ending June 30,
             --------------------
                      1998                                          $  1,154,900
                      1999                                             1,147,193
                      2000                                             1,662,420
                                                                    ------------

                                                                    $  3,964,513
                                                                    ============

Each of the Company's available credit facilities contain certain financial and reporting covenants. As of June 30, 1997, the Company was not in violation of any reporting covenants.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS

Leases

The company has entered into various operating lease agreements for office space and equipment and has an annual commitment for a software license.

The minimum scheduled lease payments are as follows:

         Year Ending June 30,
         --------------------
                     1998                                 $    183,471
                     1999                                      191,646
                     2000                                      186,704
                     2001                                      182,898
                     2002                                      170,425
                     Thereafter                                 12,361
                                                          ------------

                                                          $    927,505
                                                          ============

Rental expense included in general and administrative costs was $60,717 and $90,774 for the year ended June 30, 1996 and 1997, respectively.

Employment Contract

The Company has entered into various employment agreements with officers of the Company. These agreements require a specified salary to be paid to the officer, and in some cases include incentive compensation arrangements. The agreements contain non-compete provisions. The terms of the agreements range from two to three years and normally contain extension provisions.

Other

The Company approved contingent fundings of approximately $34.2 million in leases at June 30, 1997.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY

Initial Public Offering

In October 1996, the Company completed a public offering of 1,725,000 shares of common stock at $7.50 per share. The proceeds of the offering were approximately $10,747,000, net of offering costs of $2,189,000. Additionally, the Company issued warrants to the underwriter to purchase 150,000 shares at $10.50.

Secondary Public Offering - Subsequent Event

In July 1997, the Company completed a second public offering of 2,100,000 shares of common stock at $8.25 per share. Additionally, the Company granted to the Underwriters a 30-day option to purchase up to an additional 315,000 shares of common stock to cover over-allotments. The option was exercised by the Underwriters within the 30-day option period. The proceeds of the offering were approximately $18,148,000, net of offering costs of $1,776,000. The Company also issued warrants to the Underwriters to purchase 150,000 shares of common stock exercisable at $10.31 per share.

Stock Option Plans

In June 1996, the Company adopted a Stock Option Plan (the Plan) allowing for the issuance of qualified and non-qualified stock options to purchase an aggregate of 450,000 shares of common stock to directors, officers, employees, agents and consultants of the Company. The Plan is administered by the Board of Directors. The Plan provides that qualified stock options be granted at an exercise price equal to fair market value of the common shares of the Company on the date of the grant, and must be at least 110% of fair market value when granted to a 10% or more shareholder. The term of all qualified stock options granted under the Plan may not exceed ten years, except the term of qualified stock options granted to a 10% or more shareholder which may not exceed five years.

The Plan provides that non-qualified stock options be granted at an exercise price not less than 85% of the fair market value of the common shares of the Company on the date of grant. The term of all non-qualified stock options granted under the Plan may not exceed ten years, except the term of non-qualified stock options granted to a 10% or more shareholder which may not exceed five years.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Option Plans (continued)

In April 1997, the Plan was amended and restated in order to make certain technical modifications thereto and was further amended in June 1997 to increase the shares of common stock reserved for issuance to 900,000 of which 492,500 shares are available to be granted.

In connection with the initial public offering, the Company issued, to an underwriter, warrants to purchase up to 150,000 shares of common stock commencing one year from the date of the initial public offering (October 25, 1997) until October 25, 2001 at an exercise price of $7.50 per share. No warrants were exercised at June 30, 1997.

The following is a summary of options and warrants:

                                                                       Exercise        Weighted
                                        Options       Warrants           Price         Average
                                       ----------    -----------    ---------------   -----------
Outstanding, June 30, 1996                250,000           --      $  5.95 to 6.55   $      6.35
Granted
     Price equals fair value              120,000        150,000    $ 8.38 to 10.45          9.02
     Price greater than fair value         50,000           --      $         10.45         10.45
Canceled                                  (12,500)          --      $  5.95 to 9.50          8.79
                                       ----------    -----------    ---------------   -----------

Outstanding, June 30, 1997                407,500        150,000    $ 5.95 to 10.45   $      7.56
                                       ==========    ===========    ===============   ===========

The total options exercisable at June 30, 1996 and 1997 was 185,000 and 302,500, respectively, which had a weighted average exercise price of $6.49 and $7.64, respectively.

The Company has adopted the disclosure-only provisions of Statement of Financing Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                           Year Ended
                                                                            June 30,
                                                                      1996             1997
                                                                  -------------    -------------
Net income applicable to common stockholders - as reported        $     481,407    $   2,067,175
                                                                  =============    =============
Net income (loss) applicable to common stockholders - pro forma        (366,234)       1,618,128
                                                                  =============    =============
Earnings per share - as reported                                            .24              .63
                                                                  =============    =============
Earnings (loss) per share - pro forma                             $        (.18)             .50
                                                                  =============    =============

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Option Plans (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 37.8%; discount rate of 9.0%; and expected lives up to 10 years.


NOTE 7 - INCOME TAXES

The Company's status as an LLC was terminated upon the completion of the initial public offering. At that time, any deferred tax assets and liabilities were recorded, and a charge to earnings of approximately $100,000 was included in continuing operations during the period of the change in tax status. The Company distributed $111,000 to certain members of the LLC to provide the members with sufficient funds to pay tax liabilities arising as a result of income received prior to the date of the public offering.

The components of the provision for income taxes are as follows:

                                                                 June 30,
                                                                  1997
                                                               -----------
Current tax provision
         Federal                                               $   285,000
         State                                                      45,000
Deferred tax provision
         Federal                                                   994,310
         State                                                     106,517
                                                               -----------

                                                               $ 1,430,827
                                                               ===========

Deferred taxes result from sales treatment of securitized leases for financial reporting purposes and debt treatment for tax purposes, reserve for bad debts and depreciation for tax purposes in excess of depreciation for financial reporting purposes. The income tax effects of items comprising deferred income tax assets and liabilities are as follows:

                                                                 June 30,
                                                                  1997
                                                               -----------
Net operating loss                                             $  (736,158)
Lease accounting                                                 1,501,927
Bad debts                                                           75,140
Depreciation and other                                             225,415
                                                               -----------

                                                               $ 1,066,324
                                                               ===========

The Company had a net deferred tax liability of $0 and $1,066,324 as of June 30, 1996 and 1997, respectively.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES (CONTINUED)

The difference between the Company's effective income tax rate and the United States Statutory rate is as follows:

                                                                        June 30,
                                                                         1997
                                                                       --------
United States statutory rate                                               34.0%
State income tax, net of federal income tax benefit                         3.3
Change in tax status                                                        2.9
Other                                                                        .7
                                                                       --------

                                                                           40.9%
                                                                       ========


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the line-of-credit and bank notes payable at June 30, 1997 approximated the carrying value because of the short-term nature of these instruments. The fair value of the Class A lease-backed term note is determined based upon current market rates.

                                                        June 30, 1997
                                                 ------------------------------
                                                  Carrying            Fair
                                                   Amount             Value
                                                 ------------      ------------
Cash and cash equivalents                        $    680,529      $    680,529
Line-of-credit                                     (7,331,983)       (7,331,983)
Notes payable                                      (3,964,513)       (3,964,513)
Limited recourse Class A note payable             (14,770,561)      (15,150,991)

The preceding methods and assumptions were used to estimate the fair value to each class of financial instruments for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time for the Company's financial instruments; they are subjective in nature and involve uncertainties, matters of significant judgment and, therefore, cannot be determined with precision. Fair value estimates do not reflect the total value of the Company as a going concern.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - RELATED PARTY TRANSACTIONS

An officer and director of the Company devoted approximately 50% of his time to the operations of Granite Financial, LLC, but did not receive any compensation from the Company. The officer's salary has been paid in full since February 1995 by a related company. The Company has agreed to reimburse the related company $76,000 paid to the officer through June 30, 1996 on the Company's behalf.

In September 1996, the members of Granite Financial, LLC advanced an aggregate of $300,000 to Granite Financial LLC. The promissory notes were unsecured, accrued interest at the rate of 11% per annum and were repaid out of the proceeds of the initial public offering.

In June 1997, the Company acquired certain assets and liabilities of SFR Funding, Inc. for an aggregate purchase price of $550,000 of which $300,000 was paid for in cash and the remaining $250,000 is recorded as a note payable to SFR Funding, Inc. The note is payable with interest at 9% per annum, in ten quarterly installments beginning October 1, 1997 until paid in full. Required principal payments are $75,000 in 1998, $100,000 in 1999 and $75,000 in 2000.


NOTE 10 - MAJOR SUPPLIER

The Company's leases are originated through a network of approximately 65 independent lease originators located throughout the United States. Transactions generated by a single independent lease originator accounted for approximately 17.9% and 13.9% of the Company's leases funded during the year ended June 30, 1996 and 1997, respectively. Transactions generated by the Company's ten largest independent lease originators accounted for approximately 58.3% and 60.8% of leases funded during the year ended June 30, 1996 and 1997.


NOTE 11 - ACQUISITIONS

On March 31, 1997, the Company acquired the assets and recorded liabilities of Global Finance & Leasing, Inc. (Global), a micro ticket equipment leasing company, for an aggregate cash purchase price of $2,334,000. The acquisition has been accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of Global will be included in the Company's results from the acquisition date (March 31, 1997). The allocation of the purchase price to the fair market value of the net assets is based on preliminary estimates of fair market value and may be revised as additional information is obtained.

The acquisition agreement provides for additional contingent consideration of $916,000 based on the collection of certain receivables. The Company believes the collection of the certain receivables is remote; therefore, no liability is recorded at this time.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - ACQUISITIONS (CONTINUED)

The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and Global for the periods shown as if the acquisitions had taken place at the beginning of periods shown. Appropriate adjustments have been made to reflect the cost basis used in recording these acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates referred to above, that have resulted since the dates of the acquisitions or that may result in the future (in thousands, except per share amounts):

                                                                 Year Ended
                                                                  June 30,
                                                             -------------------
                                                              1996       1997
                                                             --------   --------
Revenues                                                       24,427     85,468

Net income allocated to common stockholders                       734      3,203

Income per common and common equivalent share                     .37        .98

On June 20, 1997, the Company acquired certain assets and liabilities of SFR Funding, Inc. a small ticket equipment leasing company, for cash of $300,000 and a note payable of $250,000. The acquisition has been accounted for under the purchase method of accounting. From the date of acquisition through June 30, 1997, the results of operations were not significant to the operations of Granite Financial, Inc.


NOTE 12 - SUBSEQUENT EVENT

In addition to a subsequent event disclosed in Note 6, in July 1997, the Company received a $250,000 term loan with a bank, with an interest rate at the bank's reference rate plus 0.75%. This note was repaid in August 1997 with the proceeds from the secondary offering.


NOTE 13 - PRO FORMA BALANCE SHEET

The Company completed its secondary offering subsequent to year end which provided net proceeds of $18,523,050 which are net of underwriting fees of $1,400,750. The accompanying consolidated pro forma balance sheet as of June 30, 1997 was prepared assuming the secondary offering had been completed in June 1997.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - PRO FORMA BALANCE SHEET (CONTINUED)

The summarized effect of the pro forma adjustments are as follows:

                                                                        Pro Forma
                            June 30,             Pro Forma               June 30,
                             1997                Adjustments              1997
                          ------------          ------------          ------------
Assets                    $ 45,746,577          $  9,316,067          $ 55,062,644
Liabilities               $ 30,282,137          $ (8,831,983)         $ 21,450,154
Equity                    $ 15,464,440          $ 18,148,050          $ 33,612,490

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
+   2.1     Exchange Memorandum, dated October 7, 1996 regarding the
            reorganization of the Registrant from a Colorado limited liability company to a Delaware corporation (the "Exchange Memorandum").

+   3.1     Certificate of Incorporation of the Company as filed on June 20,
            1996 with the Secretary of State of the State of Delaware.

+   3.2     By-laws of the Company.

+   4.1.1   Form of specimen certificate for Common Stock of the Company.

+   4.1.2   Form of Representative's Warrant issued by the Company to
            Cruttenden Roth Incorporated in connection with the Company's initial public offering.

*   4.1.3   Underwriters' Warrant issued by the Company to Piper Jaffray Inc.
            and Cruttenden Roth Incorporated.

*  10.1.1   Form of Employment Agreement, dated April 1, 1997, by and between
            William W. Wehner and the Company.

*  10.1.2   Employment Agreement, dated April 28, 1997, by and between Larry K.
            White and the Company.

+  10.2     Form of Indemnification Agreement entered into between the Company and each officer and director of the Company.

+ 10.3      1996 Omnibus Stock Option Plan, as amended effective April 24,
            1997, authorizing 900,000 shares of Common Stock for issuance pursuant to the Plan.

+ 10.4.1 Membership Units Purchase Agreement, dated January 31, 1996, by and among Heartland Leasing Corporation of Missouri, Granite Financial,
            LLC, James E. Lewis, William W. Wehner, Andrew S. Love, Jr.,
            Laurence A. Schiffer and Heartland Bank.

+ 10.4.2    Members' Agreement of Granite Financial, LLC, dated January 31,
            1996, by and among Granite Financial, LLC, James E. Lewis, William
            W. Wehner and Heartland Leasing Corporation of Missouri.

+ 10.4.3    Lease Purchase Agreement, dated June 14, 1995, by and between
            Granite Financial, LLC and Heartland Bank.

+ 10.4.4    Lease Sale Agreement, dated April 1, 1996, by and between Heartland
            Bank and Granite Financial, LLC.

+ 10.4.5    Lease Service Agreement, dated June 14, 1995, by and between
            Heartland Bank and Granite Financial, LLC.

x 10.4.6    Lease Purchase Agreement, dated June 30, 1997, by and between
            Heartland Bank and Granite Financial Acquisition Corp. I.

o 10.5.1    Loan and Security Agreement, dated February 4, 1997, by and between
            CoreStates Bank, N.A. and Granite Financial, Inc.

o 10.5.2 Unsecured Revolving Credit Agreement, dated January 30, 1997, by and between Colorado National Bank, and Granite Financial, Inc.

+ 10.6      Lease of Space, dated June 26, 1995, by and between Arbor Lake
            Limited Partnership, a Colorado limited partnership, and Granite
            Financial, LLC.

+ 10.7 Form of Broker/Lessor Partnership Agreement, dated various dates, by and between Lease Originators and Granite Financial, LLC.

+ 10.8.1    Servicing Agreement, dated April 1, 1996, by and among GF Funding
            Corp. I, Norwest Bank Minnesota, National Association and Granite
            Financial, LLC.

+ 10.8.2    Indenture, dated April 1, 1996, by and among GF Funding Corp. I,
            Norwest Bank Minnesota, National Association and Granite Financial,
            LLC.

+ 10.8.3    Lease Acquisition Agreement, dated April 10, 1996, by and between
            Granite Financial, LLC and GF Funding Corp. I.

++10.9.1    Trust and Security Agreement, dated November 1, 1996, among G.F.
            Funding Corp. II, the Company, Norwest Bank Minnesota, National
            Association.

++10.9.2    Lease Acquisition Agreement, dated November 1, 1996, between the
            Company and G.F. Funding Corp. II.

++10.9.3    Servicing Agreement, dated November 1, 1996, among G.F. Funding
            Corp. II, the Company, Norwest Bank Minnesota, National
            Association.

o 10.10.1   Trust and Security Agreement, dated March 1, 1997, by and among GF
            Funding Corp. III, the Company and Norwest Bank Minnesota, National
            Association.

o 10.10.2   Lease Acquisition Agreement, dated March 1, 1997, by and between the
            Company and GF Funding Corp. III.

o 10.10.3   Servicing Agreement, dated March 1, 1997, by and among the Company,
            GF Funding Corp. III and Norwest Bank Minnesota, National
            Association.

+   10.11.1  CreditDesk(R) License Agreement, dated September 22, 1995, by and between Fair, Isaac and Company, Inc. and Granite Financial, LLC.

+   10.11.2  InfoLease License Agreement, dated October 5, 1995, by and between
             Decision Systems, Inc. and Granite Financial, LLC.

o   10.12    Asset Purchase Agreement, dated March 31, 1997, by and among
             Granite Financial Acquisition Corp. I, Global Finance & Leasing,
             Inc. and Thomas Mannes.

*   10.13    Agreement, dated December 13, 1996, by and between BrokerWare,
             Inc. and the Company.

*   10.14    Standard Form Industrial Lease, dated June 6, 1997, by and between
             General American Life Insurance Company and the Company.

x   11.1     Computation of Earnings Per Share.

    13.      Not applicable.

    16.      Not applicable.

    18.      Not applicable.

*   21.      List of Subsidiaries.

    22.      Not applicable.

    23.      Not applicable.

    24.      Not applicable.

x   27.      Financial Data Schedule.

+ Incorporated by reference from the Company's Registration Statement on Form SB-2 (S.E.C. File No. 333-5264-D).

* Incorporated by reference from the Company's Registration Statement on Form SB-2 (S.E.C. File No. 333-29303).

++ Incorporated by reference from the Company's Form 10-QSB filed February 14, 1997 (S.E.C. File No. 0-21591).

o Incorporated by reference from the Company's Form 10-QSB filed May 15, 1997 (S.E.C. File No. 0-21591).

x    Filed herewith.