Form 10QSB
period 1997-09-30
GRANITE FINANCIAL INC
filed 1997-11-14
CIK 1019254

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---                        EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

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

                                 (303) 216-3500
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days. Yes  X   No
                          -----   -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Common stock, $.001 par value, 6,140,000 shares outstanding as of October 15, 1997

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       ---  ---

                             GRANITE FINANCIAL, INC.

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                     PAGE NO.

ITEM 1. FINANCIAL STATEMENTS
Financial Statements:
            Consolidated Balance Sheets                                                               3
            Consolidated Statements of Operations                                                     4
            Consolidated Statement of Changes in Stockholders' Equity                                 5
            Consolidated Statements of Cash Flows                                                    6-7
            Notes to Consolidated Financial Statements                                               8-10


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN
            OR OPERATIONS                                                                          11-15

PART II. OTHER INFORMATION                                                                         16-17

EXHIBITS                                                                                              18

11       Computation of Earnings per Common Share and Common Equivalent
         Share

27       Financial Data Schedule

SIGNATURES                                                                                            19

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                                                                      June 30,      September 30,
                                                                                        1997            1997
                                                                                     -----------     -----------
                                                                                                     (Unaudited)
                                     ASSETS
Cash and cash equivalents                                                            $   680,529     $ 3,760,870
Restricted Cash                                                                        1,715,964       1,816,574
Direct financing leases (Note 2)                                                       9,906,746      13,017,943
Direct financing leases assigned to lender                                            15,510,859      13,954,386
Securitization residual interest                                                      10,138,341      15,220,407
Other receivables                                                                      1,193,609       8,056,988
Prepaid and other assets                                                               1,441,319       2,837,120
Deferred offering costs                                                                  253,281              --
Furniture and equipment, net of accumulated depreciation of $293,332
  (June 1997) and $332,613 (September 1997)                                              964,710       1,266,747
Goodwill, net of accumulated amortization of $36,207 (June 1997) and $92,353
  (September 1997)                                                                     3,941,219       3,885,841
                                                                                     -----------     -----------

Total assets                                                                         $45,746,577     $63,816,876
                                                                                     ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Lines-of-credit (Note 3)                                                             $ 7,331,983     $ 7,318,144
Accounts payable and accrued expenses                                                  1,856,035       2,905,323
Security deposits                                                                        692,196         972,283
Due to trustee                                                                           350,525         766,130
Current and deferred income taxes payable                                              1,066,324       1,580,227
Limited recourse Class A note payable                                                 14,770,561      13,240,003
Related party note payable                                                               250,000         225,000
Notes payable                                                                          3,964,513       2,477,451
                                                                                     -----------     -----------
                                                                                      30,282,137      29,484,561
                                                                                     -----------     -----------


Stockholders' Equity
     Preferred stock, $.01 par value, 2,000,000 shares authorized; none
     issued or outstanding                                                                    --              --
     Common stock, $.001 par value; 20,000,000 shares authorized; 3,725,000 shares (June 1997) and 6,140,000 shares (September 1997) issued and
     outstanding                                                                           3,725           6,140
     Additional paid-in capital                                                       13,757,059      31,761,239
     Retained earnings                                                                 1,703,656       2,564,936
                                                                                     -----------     -----------
        Total stockholders' equity (Notes 4 and 5)                                    15,464,440      34,332,315
                                                                                     -----------     -----------

Total liabilities and stockholders' equity                                           $45,746,577     $63,816,876
                                                                                     ===========     ===========


                 See notes to consolidated financial statements

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                   Three Months Ended
                                                                      September 30,
                                                              ---------------------------
                                                                  1996            1997
                                                              -----------     -----------
Revenues
    Sales of leases                                           $10,426,221     $32,621,893
    Income from direct financing leases                           929,614       1,364,169
                                                              -----------     -----------
         Total revenues                                        11,355,835      33,986,062
                                                              -----------     -----------

Costs
    Cost of leases sold                                         9,843,125      30,283,319
    Provision for credit losses                                    25,000          60,700
    Interest expense                                              437,988         468,202
    Securitization expenses and amortization                       33,045          57,132
                                                              -----------     -----------
         Total costs                                           10,339,158      30,869,353
                                                              -----------     -----------

Gross profit                                                    1,016,677       3,116,709

Other Expenses
    Salaries and benefits                                         259,709         934,594
    General and administrative                                    181,500         655,216
    Depreciation and amortization                                  58,044         135,654
                                                              -----------     -----------
         Total other expenses                                     499,253       1,725,464
                                                              -----------     -----------

Net income (1996) - Income before income taxes (1997)             517,424       1,391,245

Pro forma adjustment* (1996) - Provision for income
taxes (1997)                                                      191,447         529,965
                                                              -----------     -----------
Pro forma net income (1996) - Net income (1997)               $   325,977     $   861,280
                                                              ===========     ===========

Pro forma net income per share (1996) - Net income per
share (1997)                                                  $      0.16     $      0.15
                                                              ===========     ===========

Weighted average number of pro forma common and common
equivalent shares outstanding (Notes 4 and 5)                   2,000,000       5,912,663
                                                              ===========     ===========



*Note: 1996 pro forma income taxes assume a combined federal and state income tax rate of 37.0% as if the entity was taxed as a C Corporation








                See notes to consolidated financial statements.
                                      -4-

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD JUNE 30, 1997 TO SEPTEMBER 30, 1997
                                  (UNAUDITED)



                                                                                    Additional
                                                           Common Stock               Paid-in        Retained
                                                      Shares          Amount          Capital        Earnings          Total
                                                    -----------     -----------     -----------     -----------     -----------

Balance, June 30, 1997                                3,725,000     $     3,725     $13,757,059     $ 1,703,656     $15,464,440

Net income for the period
  July 1 - September 30, 1997                                --              --              --         861,280         861,280

Issuance of common stock pursuant
  to secondary public offering (net of issuance
  costs of $1,917,155) (Note 4)                       2,415,000           2,415      18,004,180              --      18,006,595
                                                    -----------     -----------     -----------     -----------     -----------

Balance, September 30, 1997                           6,140,000     $     6,140     $31,761,239     $ 2,564,936     $34,332,315
                                                    ===========     ===========     ===========     ===========     ===========



                See notes to consolidated financial statements.

                   GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                             For the Three Months Ended
                                                                                    September 30,
                                                                           ------------------------------
                                                                               1996              1997
                                                                           ------------      ------------
Cash flows from operating activities
   Net income                                                              $    517,424      $    861,280
                                                                           ------------      ------------
     Adjustments to reconcile net income to net cash used in operating activities
     Provision for losses                                                        19,685           222,993
     Depreciation and amortization                                               90,991            94,659
     Changes in operating assets and liabilities
         Restricted Cash                                                             --          (100,610)
       Direct financing leases                                               (1,045,091)       (3,136,197)
       Securitization Residual Interest                                              --        (5,082,066)
       Other receivables                                                             --        (6,863,379)
       Prepaids and other assets                                               (430,431)       (1,395,801)
       Accounts payable and accrued expenses                                    (20,584)          951,289
       Due to trustee                                                           261,382           415,605
       Current and deferred income taxes                                             --           513,903
       Security deposits                                                             --           280,087
                                                                           ------------      ------------
                                                                             (1,124,048)      (14,099,517)
                                                                           ------------      ------------
         Net cash used in operating activities                                 (606,624)      (13,238,237)
                                                                           ------------      ------------

Cash flows from investing activities
   Payments received on leases assigned to lender                             1,643,543         1,358,480
   Purchase of furniture and equipment                                          (59,898)         (341,318)
                                                                           ------------      ------------
         Net cash provided by investing activities                            1,583,645         1,017,162
                                                                           ------------      ------------

Cash flows from financing activities
   Checks written in excess of bank balance                                    (288,848)               --
   Proceeds from notes payable                                                1,302,875                --
   Principal payments on notes payable                                         (492,482)       (1,487,062)
   Net proceeds (payments) on lines-of-credit                                    44,330           (13,839)
   Principal payments received on related party note payable                         --           (25,000)
   Principal payments on Class A note payable                                (1,469,398)       (1,530,558)
   Expenditures for loan origination fees                                       (24,349)               --
   Net proceeds of common stock issuance                                             --        18,523,051
   Deferred offering costs paid                                                 (41,062)         (165,176)
                                                                           ------------      ------------
         Net cash (used) provided by financing activities                      (968,934)       15,301,416
                                                                           ------------      ------------

Net increase in cash                                                              8,087         3,080,341

Cash - beginning of period                                                           --           680,529
                                                                           ------------      ------------

Cash - end of period                                                       $      8,087      $  3,760,870
                                                                           ============      ============


Continued on following page.

                See notes to consolidated financial statements.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


Continued from prior page.

Supplemental disclosure of cash flow information:

     Cash paid during the three month periods ended September 30, 1996 and 1997 for interest was $525,588 and $355,467, respectively.

     Cash paid during the three month periods ended September 30, 1996 and 1997 for income taxes was $0 and $16,063, respectively.

Non cash investing and financing activities:

Deferred offering costs of $352,235 are included in accrued expenses during the three months ended September 30, 1996.

Deferred offering costs of $388,457 were reclassified to additional paid-in capital upon consummation of the secondary public offering. Additionally, $97,999 of offering costs reflected in additional paid-in capital are included in accrued expenses.

                See notes to consolidated financial statements.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Granite Financial, Inc. and subsidiaries (the Company) reflect all adjustments (which include only normal recurring adjustments) necessary, in the opinion of management, for a fair presentation of the interim periods presented. The results of operations for the three months ended September 30, 1996 and 1997 are not necessarily indicative of the results of the entire year. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in the annual Form 10-KSB.

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

Sales of Leases

The Company generally sells the leases it acquires or originates through securitization transactions or on a portfolio basis to certain financial institutions on a recourse or non-recourse basis. Sales of leases in the accompanying statements of operations reflect proceeds received by the Company, net of related selling expenses, and the cost of leases sold reflect the Company's net investment in the related leases.

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

Sales of Leases (continued)

control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 prohibits early application and, accordingly, the Company adopted this standard for transactions which occurred after December 31, 1996. Under FAS 125, a transfer of lease assets in which the transferor surrenders control of the lease assets is accounted for as a sale and the transferred lease assets are removed from the balance sheet with the resulting gain or loss on sale reflected in the statement of operations.


NOTE 2 - DIRECT FINANCING LEASES

The Company's direct financing leases at September 30, 1997 consist of the following:


                                                      Direct        Direct Financing
                                                    Financing      Leases Assigned to
                                                      Leases            Lender
                                                   ------------      ------------
                                                    (Unaudited)       (Unaudited)
Minimum lease payments receivable                  $ 16,253,545      $ 15,874,303
Estimated residual values of leased property          2,955,308           762,913
Lease acquisition costs and broker commissions        1,527,560           271,833
Unearned income                                      (6,254,542)       (2,769,677)
Reserve for credit losses                            (1,221,868)          (52,472)
Security deposits                                      (242,060)         (132,514)
                                                   ------------      ------------

Net direct financing leases                        $ 13,017,943      $ 13,954,386
                                                   ============      ============

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - LINES-OF-CREDIT

                                                                                     June 30,       September 30,
                                                                                       1997             1997
                                                                                   ------------     ------------
                                                                                                    (Unaudited)
$36,000,000 line-of-credit to a consortium of lenders, due
 February   1998.   Interest  at  the  lead  lender's  prime  rate  plus  5/8
  of one percent (9.125% at September 30, 1997) payable monthly. The line is collateralized by a first security interest in specific leases pledged and the underlying equipment. The balance outstanding at June 30, 1997 consists of actual net borrowings of $1,696,948 plus advance borrowings on the
  line-of-credit of $2,864,185.                                                    $  4,561,133     $  5,718,144

$2,000,000  unsecured  line-of-credit to a bank due January 1998. Interest is at the  bank's  reference  rate plus .75%  (9.25% at  September  30,  1997)
  payable monthly.                                                                    2,000,000        1,600,000

$800,000  line-of-credit to a bank, due May 1997.  Interest at the prime rate plus  1%  (9.5%  at  September  30,  1997)  payable  monthly.  The  line is
  collateralized   by  all  tangible  and  intangible   property  of  Granite
  Financial Acquisition Corp. I.                                                        770,850               --
                                                                                   ------------     ------------

                                                                                   $  7,331,983     $  7,318,144
                                                                                   ============     ============


NOTE 4 - STOCKHOLDERS' EQUITY

Secondary Public Offering

In July 1997, the Company completed a secondary public offering of 2,415,000 shares of common stock at $8.25 per share. The proceeds of the offering were approximately $18,007,000, net of offering costs of approximately $1,917,000. Additionally, the Company issued warrants to the underwriter to purchase 150,000 shares of common stock at $10.31 per share.

NOTE 5 - SUBSEQUENT EVENT

Subsequent to September 30, 1997, the Company granted 301,000 options under the Company's Stock Option Plan at an exercise price of $11.25. Currently, 708,500 options are outstanding under the Company's Stock Option Plan with exercise prices ranging from $5.95 to $11.25.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FACTORS THAT MAY AFFECT OPERATING RESULTS

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors set forth in the Company's Registration Statements on Form SB-2. The reader should consult these risk factors as well as risk factors listed from time to time in the Company's reports on Forms 10-QSB, 10-KSB and filings under the Securities Act of 1933, as amended.

RESULTS OF OPERATIONS

Three months ended September 30, 1997 and 1996

REVENUES - Sales of leases were $32.6 million, representing 96% of total revenues in the 1997 period, an increase of $22.2 million over sales of leases of $10.4 million, representing 91.8% of total revenues, in the 1996 period. The increase in sales of leases is due to the consistent increase in the volume of leases originated and sold by the Company since its inception. The Company funded a total of 1,307 leases during the 1997 period as compared to 421 leases during the 1996 period. During the 1997 period, leases were sold through the Company's second securitization facility, to an independent financial institution and to Heartland Bank, a related party. For the 1996 period, the majority of the sales were to Heartland Bank, a related party, and a small portion to an independent third party.

Income from direct financing leases was $1.4 million in the 1997 period, or an increase of $434,000 from $930,000 in the 1996 fiscal year. Income from direct financing leases primarily consists of the accretion of income on both leases retained by the Company and leases held in the Company's first securitization facility and on the Company's securitization residual interest. Income from direct financing leases represented 4.0% of total revenues in the 1997 period as compared to 8.2% in the 1996 period.

GROSS PROFIT - Total costs were $30.9 million or 90.8% of total revenues in the 1997 period, an increase of $20.5 million from total costs of $10.3 million or 91.0% of total revenues during the 1996 period. The resulting gross profit was 9.2% in the 1997 period, a slight increase over the 1996 gross profit of 9.0%. The total costs included in gross profit include not only the cost of leases sold but also the provision for credit losses and interest expense related to the borrowings used to fund leases held in the Company's portfolio. The Company's gross profit is affected by two factors: 1) the discount rate utilized in calculating the proceeds under each sales facility; and 2) the difference between the implicit rate of interest received on leases funded and the interest paid on amounts borrowed and the provision for credit losses on leases held in the Company's portfolio.

EXPENSES - Interest expense was $468,000 in the 1997 period, compared to $438,000 in the 1996 period. Interest expense for the 1997 period was 1.4% of total revenues as compared to 3.9% in the 1996 period. The decrease in interest expense as a percentage of revenues in the 1997 period is a direct result of the Company's use of the proceeds from its secondary public offering in July 1997 to reduce outstanding borrowings on its various credit facilities.

Salaries and benefits were $935,000 in the 1997 period, an increase of $675,000 over salaries and benefits of $260,000 in the 1996 period. As a percentage of total revenues, salaries and benefits were 2.8% and 2.3% in the 1997 and 1996 periods, respectively. The increase reflects the addition of staff necessary to support growth in the Company's business, certain salary increases for existing personnel and the additional personnel associated with two acquired companies. General and administrative expenses were $655,000 in the 1997 period, an increase of $473,000 from general and administrative expenses of $182,000 in the 1996 period. Those expenses were 1.9% and 1.6% of total revenues in the 1997 and 1996 periods, respectively. General and administrative expenses include operational expenses such as office overhead, accounting, legal and other expenses not directly attributable to personnel. The increase is due to the overall growth in the Company's business, expenses incurred during the search for potential acquisitions and the addition of two acquired companies during fiscal 1997. Another component of the increase was due to certain "one-time costs" such as moving expenses of $42,000 and a $92,000 loss on the sale of furniture and fixtures located at the Company's previous place of business. The Company relocated its headquarters in August 1997 to a larger facility in the Denver, Colorado metropolitan area. As a result, the Company has experienced increases in its monthly occupancy expenses. Depreciation and amortization increased to $136,000 in the 1997 period, an increase of $78,000 from $58,000 in the 1996 period. This increase was due to the addition of office and computer equipment necessary to support the continued growth in the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to fund increases in its lease portfolios, fund acquisitions of complimentary small-ticket equipment finance companies and independent lease originators, support securitizations through retention of securitization residual interests, provide for normal operating expenses and to provide for general working capital purposes. The capital sources available to the Company include cash from operating activities, borrowings under bank and other credit facilities, cash from lease sales, advances in connection with lease securitizations and capital provided by sales of equity securities.

Net cash used in operating activities was $13.2 million during the 1997 period compared to $607,000 in the 1996 period. This substantial increase in cash used is related primarily to an increase in other receivables of $6.9 million, an increase in securitization residual interests of $5.1 million and a net increase in direct financing leases of $3.1 million. The substantial increase in other receivables is primarily related to two lease sales and a securitization rate conversion which were consummated at the end of the 1997 period in which the funds were received in the following month.

The net cash provided by investing activities was $1.0 million in the 1997 period as compared to $1.6 million in the 1996 period. The decrease is primarily related to a decrease in the amount of payments received on leases assigned to lender. This decrease is directly related to a reduction in the number of outstanding leases assigned to lender. The net cash provided by financing activities was $15.3 million in the 1997 period as compared to net cash used of $969,000 in the 1996 period. The substantial increase in cash provided is due primarily to the net proceeds of the Company's secondary public offering of $18.0 million completed in July 1997.

Sale of Equity Securities. During the 1997 period the Company's liquidity improved substantially when it completed a secondary public offering of 2,415,000 shares of common stock at $8.25 per share. The proceeds of the offering were approximately $18,007,000, net of offering costs of approximately $1,917,000. Additionally, the Company issued warrants to the underwriter to purchase 150,000 shares of common stock at $10.31 per share. The Company utilized $1.5 million of the net proceeds to payoff the balance on a term loan and $13.4 million to reduce outstanding borrowings on various line-of-credit facilities. Additionally, the Company invested $700,000 in various certificates of deposit with certain financial institutions. The remaining proceeds of $2.4 million combined with the additional availability under the Company's line-of-credit facilities are available to the Company for lease fundings, consummation of acquisitions, support of securitization transactions, other working capital needs and for general corporate purposes.

Lease Sale Agreement. On September 30, 1997, the Company entered into a master sales agreement with a financial institution to sell, on an ongoing basis, leases on a partial recourse basis. The leases will be sold at a price equal to the remaining cash flows of the leases discounted at a rate to be determined on each closing date. Neither the Company nor the purchaser are obligated to sell or purchase leases under the master sales agreement. At September 30, 1997, the Company had sold leases of $5.3 million at a discount rate of 7.9% under the master sales agreement.

Bank and Other Credit Facilities. The Company has a $36 million revolving line-of-credit agreement with a consortium of lenders which include CoreStates Bank of Philadelphia, Pennsylvania as lead lender, Colorado National Bank, Colorado, PNC National Bank of Philadelphia, Pennsylvania and Bank Leumi of New York. The interest rate on this facility is prime rate plus five-eighths of one percent. Outstanding borrowings on this facility were $5.7 million at September 30, 1997.

The Company's second securitization transaction, closed in November 1996, provides for an aggregate lease funding amount of $65 million. During the quarter ended September 30, 1997, the Company funded $24.0 million of leases under this facility. At September 30, 1997, the remaining amount available for funding under such facility was $17.2 million and the Company anticipates funding this amount in the second quarter of this fiscal year. Additionally, the Company expects to complete its fourth securitization facility in the second quarter of this fiscal year.

Static Pool Analysis - Since its inception, the Company has monitored its underwriting and collection performance using "static pool" analysis. Static pool analysis is a statistical monitoring methodology by which each month's lease originations are treated as a unique pool and the performance of this pool is tracked separately. The measure of performance is based on several factors which include delinquencies 31 or more days past due and net investment charge-offs.

The following table documents lease delinquencies 31 or more days past due as of September 30, 1997. The table presents the delinquent leases for the quarters presented as a percentage of the remaining lease receivable balance for that pool.

                            STATIC POOL REPORTING(1)
                              31+ DAYS DELINQUENT

                ORIGINAL
                 LEASE
CALENDAR       RECEIVABLE                                PERCENTAGE OF REMAINING LEASE RECEIVABLE
QUARTER      (IN THOUSANDS) QTR 1    QTR 2    QTR 3    QTR 4    QTR 5    QTR 6    QTR 7    QTR 8      QTR 9   QTR 10   QTR 11
-------      -------------- -----    -----    -----    -----    -----    -----    -----    -----      -----   ------   ------
1995:
1st Quarter     $    31     0.0%     0.0%     0.0%     0.0%     0.0%     0.0%     0.0%     0.0%       0.0%     0.0%     0.0%
2nd Quarter       1,748     0.0      0.0      0.0      0.4      0.4      0.3      0.9      2.1        4.6      4.9%
3rd Quarter       6,082     0.0      2.5      2.1      3.5      3.9      5.6      3.0      2.6        4.9%
4th Quarter      10,444     0.0      0.9      2.4      3.0      5.3      3.1      4.8      5.5%

1996:
1st Quarter      15,906     0.0      0.8      2.0      3.3      3.4      2.8      2.7%
2nd Quarter      16,849     0.0      1.2      2.6      3.8      5.4      5.7%
3rd Quarter      15,467     0.0      0.8      2.0      2.2      3.2%
4th Quarter      22,220     0.0      0.4      2.2      2.0%

1997:
1st Quarter      32,361     0.0      0.6      2.2%
2nd Quarter      38,478     0.0      1.5%
3rd Quarter      51,664     0.0%


(1) Excludes data for Granite Financial Acquisition Corp. I. Lease delinquencies are calculated on a monthly basis. Monthly calculations are then averaged to create an average delinquency rate for the period.

The following table documents net charge-offs for each quarter presented as a percentage of original net investment in leases for that quarter. Negative net charge-off amounts indicate that recoveries exceeded charge-offs during the quarter.

                                                STATIC POOL REPORTING (1)
                                               NET INVESTMENT CHARGE-OFFS


                                                         PERCENTAGE OF ORIGINAL INVESTMENT VALUE
             ORIGINAL
            INVESTMENT
              VALUE
CALENDAR       (IN
QUARTER     THOUSANDS)   QTR 1   QTR 2     QTR 3     QTR 4   QTR 5     QTR 6     QTR 7    QTR 8    QTR 9    QTR 10    QTR 11   TOTAL
-------       ------     -----   -----     -----     -----   -----     -----     -----    -----    -----    ------    ------   -----


    1995:
1st Quarter   $    23    0.0%    0.0%      0.0%      0.0%    0.0%      0.0%      0.0%     0.0%     0.0%     0.0%      0.0%     0.0%

2nd Quarter   $ 1,337    0.0%    0.0%      0.0%      0.0%    1.0%      0.0%     -0.4%     0.8%     1.0%     1.9%               4.4%

3rd Quarter   $ 4,755    0.0%    0.0%      0.0%      0.0%    0.0%      0.5%      0.6%     0.9%     1.6%                        3.5%

4th Quarter   $ 8,107    0.0%    0.0%      0.2%      0.2%    2.4%      0.8%     -0.1%     1.3%                                 4.8%



1996:
1st Quarter   $12,377    0.0%    0.0%      0.1%      1.0%    1.6%      1.3%      0.3%                                          4.2%

2nd Quarter   $13,174    0.0%    0.0%      1.1%     -0.1%    1.3%      0.6%                                                    3.0%

3rd Quarter   $12,077   -0.1%    0.0%      0.6%      0.5%    0.1%                                                              1.2%

4th Quarter   $17,338    0.0%    0.0%      0.4%      1.4%                                                                      1.8%



1997:
1st Quarter   $25,309    0.0%    0.0%      0.6%                                                                                0.6%

2nd Quarter   $30,231    0.0%    0.2%                                                                                          0.2%

3rd Quarter   $40,744    0.0%                                                                                                  0.0%



(1) Excludes data for Granite Financial Acquisition Corp. I. and data related to leases sold to Heartland Bank.

While the Company analyzes its static pool on a monthly basis, for presentation purposes, the information in the table is presented on a quarterly basis. The data in the table above is in line with what the management of the Company expected with respect to its overall portfolio performance.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

a) Not applicable.

b) Not applicable.

c) Not applicable.

d) Use of proceeds of the Initial Public Offering - The Company registered 1,500,000 shares of Common Stock for sale to the public at a price of $7.50 per share on a Form SB-2 Registration Statement (Reg. No. 33-5264-D) (the "Registration Statement") declared effective October 25, 1996. The Company also granted to the underwriters an overallotment option, exercisable for 45 days from the effective date of the Company's Registration Statement, to purchase up to 225,000 additional shares of Common Stock at $7.50 per share. The Company also registered 150,000 shares of Common Stock underlying warrants issued to Cruttenden Roth Incorporated, the underwriter of the public offering.

   The initial offering was completed in October 1996 and the overallotment option was exercised in December 1996 and the Company received aggregate gross proceeds of $12,937,500. Expenses incurred by the Company in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions were $1,164,375, expenses paid to or for underwriters were $388,125, and other expenses (consisting of registration fees, filing fees, legal fees, printing and engraving, consulting fees, accounting fees, transfer agent fees and costs and other related costs) were $636,108, for total expenses of $2,188,608. None of such expenses were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company. The resulting net offering proceeds to the Company after payment of all expenses was $10,748,892.

   From the effective date of the Registration Statement through September 30, 1997, the net offering proceeds have been used by the Company as follows: purchase and installation of machinery and equipment, $491,869; repayment of indebtedness, $1,178,020; working capital, $747,592; payment for marketing activities, $152,408; distributions to members for tax liabilities, $111,000; fund expanded leasing operations, $6,000,000; payment of expenses associated with the Company's second securitization and funding of collateral enhancement leases, $2,068,003. None of such expenditures were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company. Furthermore, the use of proceeds described above does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement. All of the initial offering proceeds have been applied.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                      11 Computation of Earnings Per Share

                      27 Financial Data Schedule

(b)   Reports on Form 8 - K

                      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                             GRANITE FINANCIAL, INC.


Dated:  November 14, 1997           By: /s/ William W. Wehner
                                       -----------------------------
                                       William W. Wehner
                                       Chairman and Chief Executive Officer


Dated:  November 14, 1997           By: /s/ William S. Cobb
                                       ----------------------------------
                                       William S. Cobb
                                       Senior Vice President
                                       Corporate Development and Chief
                                        Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                       Description                        Page
-----------                       -----------                        ----

    11                 Computation of Earnings Per Share

    27                 Financial Data Schedule