Form 10QSB
period 1997-12-31
GRANITE FINANCIAL INC
filed 1998-02-13
CIK 1019254

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---
                                  ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

              FOR THE TRANSITION PERIOD FROM           TO
                                             ----------   ----------

                         COMMISSION FILE NUMBER 0-21591

                             GRANITE FINANCIAL, INC.
           (Name of small business issuer as specified in its charter)

       DELAWARE                                         84-1349929
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                      16100 TABLE MOUNTAIN PARKWAY, SUITE A
                             GOLDEN, COLORADO 80403
                    (Address of principal executive offices)

                                 (303) 216-3500
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                       ---    ---
      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Common stock, $.001 par value, 6,152,000 shares outstanding as of February 12, 1998

  Transitional Small Business Disclosure Format (check one):    Yes     No  X
                                                                   ---     ---

                             GRANITE FINANCIAL, INC.

                                   FORM 10-QSB

                         QUARTER ENDED DECEMBER 31, 1997

                                      INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements:

          Consolidated Balance Sheets                                       3
          Consolidated Statements of Operations                             4
          Consolidated Statement of Changes in Stockholders' Equity         5
          Consolidated Statements of Cash Flows                           6-7
          Notes to Consolidated Financial Statements                     8-12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
        OF OPERATION                                                    13-17

PART II. OTHER INFORMATION                                                 19

SIGNATURES                                                                 20

EXHIBITS

10.1 Trust and Security Agreement dated December 1, 1997, among GF Funding Corp. IV (the "Transferor"), Granite Financial, Inc. (the "Company"), Norwest Bank Minnesota, National Association, (the "Trustee") and Norwest Bank Minnesota, National Association (the "Back-up Servicer");

10.2 Lease Acquisition Agreement dated December 1, 1997, between the Company and the Transferor;

10.3 Servicing Agreement dated December 1, 1997, among the Transferor, the Company, the Trustee and the Back-up Servicer.

11   Computation of Earnings per Common Share - Assuming Dilution

27   Financial Data Schedule

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,      December 31,
                                                                                        1997             1997
                                                                                     -----------     ------------
                                                                                                     (Unaudited)
                                     ASSETS
Cash and cash equivalents                                                            $   680,529     $ 2,491,673
Restricted Cash                                                                        1,715,964       3,357,551
Direct financing leases (Note 2)                                                       9,906,746      19,339,916
Direct financing leases assigned to lender (Note 2)                                   15,510,859      11,901,515
Securitization residual interest                                                      10,138,341      22,539,816
Other receivables                                                                      1,193,609       3,092,914
Prepaid and other assets                                                                 732,781       2,730,058
Deferred offering costs                                                                  253,281              --
Furniture and equipment, net of accumulated depreciation of $293,332 (June
  1997) and $480,479 (December 1997)                                                     964,710       2,224,864
Deferred financing costs, net of accumulated amortization of $955,692 (June
  1997) and $1,617,271 (December 1997)                                                   708,538       1,102,480
Goodwill, net of accumulated amortization of $36,207 (June 1997) and
$146,615 (December 1997)                                                               3,941,219       9,652,187
Investments (Note 6)                                                                          --         600,000
                                                                                     -----------     -----------

Total assets                                                                         $45,746,577     $79,032,974
                                                                                     ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                             $ 1,856,035     $ 5,457,475
Security deposits                                                                        692,196       1,248,868
Due to trustee                                                                           350,525       1,611,340
Capital lease obligations (Note 3)                                                            --         793,583
Current and deferred income taxes payable                                              1,066,324       1,638,123
Lines-of-credit (Note 4)                                                               7,331,983       5,784,470
Limited recourse Class A note payable                                                 14,770,561      11,718,808
Notes payable (Note 4)                                                                 3,964,513       9,968,826
Related party note payable (Note 6)                                                      250,000       5,300,000
                                                                                     -----------     -----------
                                                                                      30,282,137      43,521,493
                                                                                     -----------     -----------

Stockholders' Equity
     Preferred stock, $.01 par value, 2,000,000 shares authorized; none
     issued or outstanding                                                                    --              --
     Common stock, $.001 par value; 20,000,000 shares authorized; 3,725,000 shares (June 1997) and 6,142,000 shares (December 1997) issued and
     outstanding                                                                           3,725           6,142
     Additional paid-in capital                                                       13,757,059      31,742,136
     Retained earnings                                                                 1,703,656       3,763,203
                                                                                     -----------     -----------
        Total stockholders' equity (Note 5)                                           15,464,440      35,511,481
                                                                                     -----------     -----------

Total liabilities and stockholders' equity                                           $45,746,577     $79,032,974
                                                                                     ===========     ===========



                 See notes to consolidated financial statements

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended                 Six Months Ended
                                                            December 31,                       December 31,
                                                   -----------------------------     -----------------------------
                                                     1996               1997              1996             1997
Revenues
   Sales of leases                               $  7,428,941      $ 44,479,925      $ 27,855,164      $ 77,101,818
   Income from direct financing leases                981,890         2,203,950         1,911,504         3,568,119
                                                 ------------      ------------      ------------      ------------
      Total revenues                               18,410,831        46,683,875        29,766,668        80,669,937
                                                 ------------      ------------      ------------      ------------

Costs
  Cost of leases sold                              16,168,227        40,254,812        26,011,352        70,538,131
  Provision for credit losses                         106,000         1,519,554           131,000         1,580,254
  Interest expense                                    502,761           683,977           940,750         1,152,179
  Securitization expenses and amortization             75,454            66,870           143,231           124,003
                                                 ------------      ------------      ------------      ------------
      Total costs                                  16,852,442        42,525,213        27,226,333        73,394,567
                                                 ------------      ------------      ------------      ------------

Gross profit                                        1,558,389         4,158,662         2,540,335         7,275,370

Other expenses
  Salaries and benefits                               344,426         1,081,789           604,135         2,016,383
  General and administrative                          252,239           936,854           414,309         1,592,070
  Depreciation and amortization                        48,482           176,525            91,225           312,179
                                                 ------------      ------------      ------------      ------------
      Total other expenses                            645,147         2,195,168         1,109,669         3,920,632
                                                 ------------      ------------      ------------      ------------

Net income (1996) - Income before taxes
(1997)                                                913,242         1,963,494         1,430,666         3,354,738

Pro forma adjustment* (1996) - Provision for
Income taxes (1997)                                  (438,074)         (765,226)         (629,521)       (1,295,191)
                                                 ------------      ------------      ------------      ------------
Pro forma net income (1996) - Net income
(1997)                                           $    475,168      $  1,198,268      $    801,145      $  2,059,547
                                                 ============      ============      ============      ============

Pro forma net income per share (1996) - Net
   income per share (1997) (Note 1):
      Basic                                      $       0.15      $       0.20      $       0.31      $       0.35
                                                 ============      ============      ============      ============
      Diluted                                    $       0.15      $       0.19      $       0.30      $       0.34
                                                 ============      ============      ============      ============

Weighted average number of pro forma
 common shares outstanding (Note 5):
      Basic                                         3,173,913         6,141,109         2,586,957         5,851,804
      Options and Warrants                             66,414           253,805            66,930           179,330
                                                 ------------      ------------      ------------      ------------
      Diluted                                       3,240,327         6,394,914         2,653,887         6,031,135
                                                 ============      ============      ============      ============

*Note: 1996 pro forma income taxes assume a combined federal and state income tax rate of 37.0% as if the entity was taxed as a C Corporation.




                 See notes to consolidated financial statements

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD JUNE 30, 1997 TO DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                         Additional
                                                Common Stock               Paid-in        Retained
                                           Shares          Amount          Capital         Earnings         Total
                                        ------------    ------------     -----------     ------------    ------------
Balance, June 30, 1997                     3,725,000     $     3,725     $13,757,059     $ 1,703,656     $15,464,440

Net income for the period
  July 1 - December 31, 1997                      --              --              --       2,059,547       2,059,547

Issuance of common stock upon
exercise of stock options                      2,000               2          11,898              --          11,900

Issuance of common stock pursuant
 to secondary public offering (Note 5)     2,415,000           2,415      17,973,179              --      17,975,594
                                        ------------     -----------     -----------     -----------     -----------

Balance, December 31, 1997                 6,142,000     $     6,142     $31,742,136     $ 3,763,203     $35,511,481
                                        ============     ===========     ===========     ===========     ===========




                 See notes to consolidated financial statements

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              For the Six Months Ended
                                                                                      December 31,
                                                                             ------------------------------
                                                                                 1996              1997
                                                                             ------------      ------------
Cash flows from operating activities
   Net income                                                                $    801,145      $  2,059,547
                                                                             ------------      ------------
     Adjustments to reconcile net income to net cash used in operating activities
     Provision for losses                                                        (398,502)        1,580,254
     Securitization and loan fees expensed                                             --           633,141
     Depreciation and amortization                                                296,851           312,179
     Changes in operating assets and liabilities excluding the effects of business combinations:
       Restricted Cash                                                                 --        (1,641,587)
       Direct financing leases                                                    819,976       (11,629,749)
       Securitization residual interest                                                --       (12,401,475)
       Other receivables                                                               --        (1,792,056)
       Prepaids and other assets                                                 (593,200)       (1,903,462)
       Deferred securitization fees                                              (699,523)       (1,024,985)
       Accounts payable and accrued expenses                                      230,074         2,478,965
       Due to trustee                                                             383,427         1,260,815
       Due to affiliates                                                          925,786                --
       Current and deferred income taxes                                          629,521         1,271,799
       Security deposits                                                               --           556,672
                                                                             ------------      ------------
                                                                                1,594,410       (22,299,489)
                                                                             ------------      ------------
         Net cash provided by (used in) operating activities                    2,395,555       (20,239,942)
                                                                             ------------      ------------

Cash flows from investing activities
   Payments received on leases assigned to lender                               1,792,315         3,609,344
   Business acquisition, net of cash acquired                                          --           128,933
   Minority interest investments                                                       --          (600,000)
   Purchase of furniture and equipment                                           (267,395)         (578,899)
                                                                             ------------      ------------
         Net cash provided by investing activities                              1,524,920         2,559,377
                                                                             ------------      ------------

Cash flows from financing activities
   Checks written in excess of bank balance                                      (288,848)               --
   Principal payments on capital lease obligations                                     --           (34,408)
   Net proceeds (payments) on lines-of-credit                                     212,238        (1,547,513)
   Proceeds from notes payable                                                  1,302,875         8,000,000
   Principal payments on notes payable                                         (4,493,039)       (2,034,858)
   Principal payments on related party notes payable                                   --           (50,000)
   Principal payments on Class A note payable                                  (2,961,615)       (3,051,753)
   Expenditures for loan origination fees                                         (19,988)          (30,535)
   Proceeds of common stock issuance, net of related costs                     10,832,027        18,228,875
   Proceeds from exercise of stock options                                             --            11,900
   Distribution to members of the LLC                                            (111,000)               --
                                                                             ------------      ------------
         Net cash provided by financing activities                              4,472,650        19,491,708
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                       8,393,125         1,811,144
Cash - beginning of period                                                             --           680,529
                                                                             ------------      ------------

Cash - end of period                                                         $  8,393,125      $  2,491,673
                                                                             ============      ============



                 See notes to consolidated financial statements

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


Continued from prior page.

Supplemental disclosure of cash flow information:

         Cash paid during the six month periods ended December 31, 1996 and 1997 for interest was $999,412 and $1,152,179, respectively.

         Cash paid during the six month periods ended December 31, 1996 and 1997 for income taxes was $0 and $19,818, respectively.

Non cash investing and financing activities:

         Assets acquired under capital leases amounted to $828,000 for the six months ended December 31, 1997, see Note 3.

         Notes payable related party increased $5,100,000 in connection with a business acquisition in December 1997, see Note 6.

         Deferred offering costs of $253,281 were reclassified to Additional Paid-In Capital upon completion of a secondary offering in July 1997, see Note 5.




                 See notes to consolidated financial statements

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Granite Financial, Inc. and subsidiaries ("the Company") reflect all adjustments (which include only normal recurring adjustments) necessary, in the opinion of management, for a fair presentation of the interim periods presented. The results of operations for the three and six month periods ended December 31, 1996 and 1997 are not necessarily indicative of the results of the entire year. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in the annual Form 10-KSB.

The Company's consolidated financial statements include the accounts of Granite Financial, Inc. and its wholly-owned subsidiaries, GF Funding Corp. I ("GF Funding I"), GF Funding Corp. II ("GF Funding II"), GF Funding Corp. III ("GF Funding III"), GF Funding Corp. IV ("GF Funding IV"), Granite Financial Acquisition Corp. I ("Granite Acquisitions") and North Pacific Funding, Inc. dba C&W Leasing, Inc. and it's wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The assets of GF Funding I, GF Funding II, GF Funding III and GF Funding IV are not available to satisfy creditors of the Company.

Sales of Leases

The Company generally sells the leases it acquires or originates through securitization transactions or on a portfolio basis to certain financial institutions on a recourse or non-recourse basis. Sales of leases in the accompanying statements of operations reflect proceeds received by the Company , net of related selling expenses, and the cost of leases sold reflect the Company's net investment in the related leases.

In a securitization transaction, the Company sells and transfers a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary. This subsidiary in turn simultaneously sells and transfers its interest in the leases to a trust which issues beneficial interests in the leases in the form of senior and subordinated securities. The Company generally retains the right to receive any excess cash flows of the trust (the "Securitization Residual Interest").

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

During the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (FAS
128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. In accordance with FAS 128, all prior periods have been restated to conform to the new methodology. The restated amounts did not differ materially from amounts previously reported.

NOTE 2 - DIRECT FINANCING LEASES

The Company's direct financing leases at December 31, 1997 consist of the following:


                                                                        Direct
                                                                       Financing
                                                       Direct           Leases
                                                     Financing        Assigned to
                                                       Leases           Lender
                                                   ------------      ------------
                                                    (Unaudited)       (Unaudited)
Minimum lease payments receivable                  $ 25,831,776      $ 13,524,848
Estimated residual values of leased property          3,479,962           709,145
Lease acquisition costs and broker commissions        2,193,920           214,889
Unearned income                                      (9,451,123)       (2,232,409)
Reserve for credit losses                            (2,439,633)         (200,057)
Security deposits                                      (274,986)         (114,901)
                                                   ------------      ------------

Net direct financing leases                        $ 19,339,916      $ 11,901,515
                                                   ============      ============

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 3 - CAPITAL LEASE OBLIGATIONS

During the six months ended December 31, 1997 the Company entered into various capital lease obligations to purchase office furniture and equipment. The total amount of furniture and equipment financed was $828,000. Monthly payments range from $122 to $11,691 with the longest lease period terminating in October 2002. As of December 31, 1997 $793,583 remained outstanding under these obligations.

NOTE 4 - LINES-OF-CREDIT AND NOTE PAYABLE

LINES-OF-CREDIT

                                                                                        June 30,        December 31,
                                                                                          1997              1997
                                                                                       ------------     ------------
                                                                                                         (Unaudited)
$36,000,000 line-of-credit to a consortium of lenders, due December 1998.
  Interest at the lead lender's prime rate plus 5/8 of one percent (9.125%
  at December 31, 1997) payable monthly. The line is collateralized by a first security interest in specific leases pledged and the underlying equipment. The amounts outstanding at June 30 and December 31, 1997 include advance borrowings on the line-of-credit of $2,864,185 and
  $2,784,470, respectively.                                                            $  4,561,133     $  2,784,470

$3,000,000 unsecured line-of-credit to a bank due March 1998. Interest is at the bank's reference rate plus .75% (9.25% at December 31, 1997)
  payable monthly.                                                                        2,000,000        3,000,000

$800,000 line-of-credit to a bank, due May 1997. Interest at the prime rate plus 1% (9.5% at December 31, 1997) payable monthly. The line is collateralized by all tangible and intangible property of Granite
  Financial Acquisition Corp. I.                                                            770,850               --
                                                                                       ------------     ------------

                                                                                       $  7,331,983     $  5,784,470
                                                                                       ============     ============

Note payable

In December 1997, the Company entered into a $8.0 million promissory note to a bank. Proceeds from the note were net of loan origination fees of $20,000. The note bears interest at 3.5% above the adjusted libor rate (as defined in the promissory note) and is payable in decreasing monthly installments, ranging from $403,875 to $136,081 through September 1999. The note is collateralized by the common stock of two of the Company's subsidiaries, GF Funding II and GF Funding
III. As of December 31, 1997, $8.0 million remained outstanding on the note.

                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS' EQUITY

Secondary Public Offering

In July 1997, the Company completed a secondary public offering of 2,415,000 shares of common stock at $8.25 per share. The proceeds of the offering were approximately $17,976,000, net of offering costs of approximately $1,948,000. Additionally, the Company issued warrants to the underwriter to purchase 150,000 shares of common stock at $10.31 per share.

NOTE 6 - BUSINESS COMBINATIONS AND INVESTMENTS

Merger

Pending stockholder approval on February 24, 1998, the Company will be merged into a newly formed subsidiary of Fidelity National Financial, Inc.("Fidelity"). Fidelity is a provider of title insurance and real estate services. The merger has been approved by the Securities and Exchange Commission. Under the terms of the agreement, each share of Granite stock will be converted into the right to receive .7711 (subject to adjustment as provided in the Agreement of Plan of Merger, dated November 17, 1997) share of Fidelity common stock without interest, together with cash in lieu of any fractional share.

Acquisition

On December 30, 1997, the Company completed an acquisition of 84% of the common stock of North Pacific Leasing, Inc. dba C&W Leasing, Inc. and it's wholly owned subsidiary CKC Leasing Corporation dba US Funding Corp. ( together "C&W Leasing"). Consideration for the total purchase price was notes payable to former shareholders aggregating $5.1 million which is included in related party notes payable. The purchase is being accounted for under the purchase method of accounting and accordingly, the net assets and results of operations are included in the consolidated financial statements from the date of acquisition. Pro forma revenue, net income and earnings per share and the allocation of the purchase price based on fair market values are presented as follows:


                                                     Six Months Ended
                                                      December 31,
                                      -----------------------------------------------
                                          1996                        1997 (1)
                                      ------------     ------------------------------
                                                         Recurring      Non-Recurring
                                                       ------------     -------------
Pro forma revenues                    $ 31,672,576     $ 82,878,962     $ 82,878,962
Pro forma net income allocated to
     common shareholders              $    842,013     $  2,093,218     $    593,218
Pro forma income per common:
         Basic                        $        .33     $        .36     $        .10
         Diluted                      $        .32     $        .35     $        .10

(1) Pro forma net income for the six months ended December 31, 1997 includes
$1.5 million (net of tax effects) of C&W Leasing charges which the Company does not believe are recurring expenses. Presented above are the pro forma results on a recurring (net of the $1.5 million in charges) and non-recurring basis.


                    GRANITE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 6 - BUSINESS COMBINATIONS AND INVESTMENTS (CONTINUED)

Purchase price allocation

Tangible assets                                 $  1,002,580
Goodwill                                           5,820,608
Liabilities                                       (1,723,188)
                                                ------------
                                                $  5,100,000

On January 5, 1998 the Company purchased the remaining 16% interest in C&W Leasing for additional consideration of $ 0.9 million in promissory notes payable.

Investment

In December 1997, the Company entered into an agreement with three individual parties to form American Medical Capital, LLC ("AMC"). AMC specializes in leasing medical and dental equipment throughout the United States. The Company has a 49% percent interest in AMC for which it will contribute $700,000 of which $550,000 had been contributed as of December 31, 1997. The remaining $150,000 will be paid in March 1998. The investment is being accounted for under the equity method of accounting.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

REVENUES:

Sales of leases were $77.1 million (95.6% of total revenues) and $27.9 million (93.6% of total revenues) for the six months ended December 31, 1997 and 1996, respectively, an increase of $49.2 million or 176.8%. Sales of leases for the three months ended December 31, 1997 and 1996 were $44.5 million (95.3% of total revenues) and $17.4 million (94.7% of total revenues), respectively, an increase of $27.1 million or 155.2%.The increase in sales of leases is due to the consistent increase in the volume of leases originated and sold by the Company since its inception. The Company funded a total of 2,865 and 1,558 leases during the six and three month periods ended December 31, 1997, respectively, compared to 1,047 and 626 leases funded during the six and three month periods ended December 31, 1996, respectively. During the 1997 periods, leases were sold through the Company's second securitization facility, to an independent financial institution and to Heartland Bank, a related party. In addition, the Company completed it's fourth and largest securitization of a $150.0 million warehouse facility in December 1997 of which $20.6 million had been funded as of December 31, 1997. For the 1996 periods, the majority of the sales were to Heartland Bank, a related party, a small portion to an independent third party and the Company's second securitization was closed and began funding in November 1996.

Income from direct financing leases was $3.6 million (4.4% of total revenues) and $1.9 million (6.4% of total revenues) for the six months ended December 31, 1997 and 1996,respectively, an increase of $1.7 million or 86.7%. Income from direct financing leases for the quarters ended December 31, 1997 and 1996, respectively, was $2.2 million (4.7% of total revenues) and $1.0 million (5.3% of total revenue), respectively, an increase of $1.2 million or 124.5%. Income from direct financing leases primarily consists of the accretion of income on leases retained by the Company, leases held in the Company's first securitization facility and on the Company's securitization residual interest.

GROSS PROFIT:

Total costs were $73.4 million (91.0% of total revenues) for the six months ended December 31, 1997, an increase of $46.2 million from total costs of $27.2 million (91.5% of total revenues) for the same period in 1996. Total costs the three months ended December 31, 1997 were $42.5 million (91.1% of total revenues) an increase of $25.6 million from total costs of $16.9 million (91.5% of total revenues) for the same period in 1996. The resulting gross profit was 9.0% and 8.9% for the six and three month periods ended December 31, 1997, respectively, a slight increase over the gross profit of 8.5% for both the six and three month periods ended December 31, 1996. Total costs included in gross profit include not only the cost of leases sold but also the provision for credit losses and interest expense related to the borrowings used to fund leases either held in the Company's portfolio or sold to third parties. The Company's gross profit is affected by two factors: 1) the discount rate utilized in calculating the proceeds under each sales facility; and 2) the difference between the implicit rate of interest received on leases funded and the aggregate of the interest paid on amounts borrowed and the provision for credit losses on leases held in the Company's portfolio.

EXPENSES:

Interest expense was $1.2 million (1.4% of total revenue) and $0.9 million
(3.2% of total revenue) for the six months ended December 31, 1997 and 1996, respectively. Interest expense for the quarters ended December 31, 1997 and 1996 was $0.7 million (1.5% of total revenue) and $0.5 million (2.7% of total revenue), respectively. The decrease in interest expense as a percentage of revenues for the 1997 periods is a direct result of the Company's use of the proceeds from its secondary public offering in July 1997 to reduce outstanding borrowings on its various credit facilities.

Salaries and benefits were $2.0 million (2.5% of total revenues) and $0.6 million (2.0% of total revenues) for the six months ended December 31, 1997 and 1996, respectively, an increase of $1.4 million. Salaries and benefits for the three months ended December 31, 1997 and 1996 were $1.1 million (2.3% of total revenue) and $0.3 million (1.9% of total revenue) an increase of $0.8 million. The increase reflects the addition of staff necessary to support growth in the Company's business, salary increases for existing personnel and the additional personnel associated with two acquired companies.

General and administrative expenses were $1.6 million and $0.9 million for the six and three month periods ended December 31, 1997, respectively, compared to $0.4 million and $0.3 million for the six and three month periods ended December 31, 1996, respectively, an increase of $1.2 million and $0.6 million for each of the respective periods. General and administrative expenses, which include operational expenses such as office overhead, accounting, legal and other expenses not directly attributable to personnel represented 2.0% and 1.4% of total revenues for the first six months of fiscal 1997 and fiscal 1996, respectively. The increase is due to the overall growth in the Company's business, expenses incurred during the search for potential acquisitions which were not consummated and the addition of two acquired companies during fiscal 1997. Another component of the increase is due to the Company's relocation of its headquarters in August 1997 to a larger facility in the Denver, Colorado metropolitan area. As a result, the Company has experienced increases in its monthly occupancy expenses. In addition, included in general and administrative expenses for the six months ended December 31, 1997 were certain "one-time costs" such as office move expenses and loss on disposition of furniture, fixtures and equipment related to the previous business location of approximately $150,000.

Depreciation and amortization increased to $312,000 and $177,000 for the six and three month periods ended December 31, 1997, respectively, from $91,000 and $48,000 for the six and three month periods ended December 31, 1996, respectively, an increase of $221,000 and $128,000 for each of the respective periods. This increase was due to the addition of leasehold improvements, office furniture, equipment and computers for the new office facility which were necessary to support the continued growth in the Company's business. Amortization has also increased due to goodwill resulting from certain business combinations.

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

Net cash used in operating activities was $20.2 million for the six months ended December 31, 1997 compared to net cash provided by operating activities of $2.3 million for the same period in 1996. This substantial increase in cash used is related primarily to increases in funding which is reflected as an increase in the securitization residual interest ($12.4 million) and a net increase in direct financing leases ($11.6 million). In addition, other receivables increased ($1.8 million) primarily due to a securitization rate conversion in December 1997 and $1.7 million was reclassified to restricted cash to provide collateral on a long-term obligation of Granite Acquisitions.

The net cash provided by investing activities was $2.6 million and $1.5 million for the six months ended December 31, 1997 and 1996, respectively. The increase is primarily related to an increase in the amount of payments received on leases assigned to lender which is due to an increase in the number of outstanding leases assigned to lender. This increase is partially offset by minority interest investments ($0.6 million) and capital expenditures ($0.6 million).

The net cash provided by financing activities was $19.5 million and $4.5 million for the six months ended December 31, 1997 and 1996, respectively. The substantial increase in cash provided is due primarily to the net proceeds of the Company's secondary public offering of $18.2 million completed in July 1997 and the proceeds received on an $8.0 million promissory note in December 1997. These increases from these financing sources are partially offset by principal payments aggregating $6.7 million on the Company's various line-of-credit facilities and long-term obligations.

Sale of Equity Securities. In July 1997 the Company's liquidity improved substantially when it completed a secondary public offering of 2,415,000 shares of common stock at $8.25 per share. The proceeds of the offering were approximately $18.0 million, net of offering costs of approximately $1.9 million (of which 0.2 million had been paid prior to June 30, 1997). Additionally, the Company issued warrants to the underwriter to purchase 150,000 shares of common stock at $10.31 per share. The Company utilized $1.5 million of the net proceeds to payoff the balance on a term loan and $13.4 million to reduce outstanding borrowings on various line-of-credit facilities. Additionally, the Company invested $700,000 in various certificates of deposit with certain financial institutions. The remaining proceeds of $2.4 million combined with the additional availability under the Company's line-of-credit facilities were available to the Company for lease fundings, consummation of acquisitions, support of securitization transactions, other working capital needs and for general corporate purposes.

Lease Sale Agreement. On September 30, 1997, the Company entered into a master sales agreement with a financial institution to sell, on an ongoing basis, leases on a partial recourse basis. The leases will be sold at a price equal to the remaining cash flows of the leases discounted at a rate to be determined on each closing date. Neither the Company nor the purchaser are obligated to sell or purchase leases under the master sales agreement. As of December 31, 1997, the Company had sold leases of $5.3 million and $1.6 million at discount rates of 7.9% and 8.4%, respectively, under the master sales agreement.

Bank and Other Credit Facilities. The Company has a $36 million revolving line-of-credit agreement with a consortium of lenders which include CoreStates Bank of Philadelphia, Pennsylvania as lead lender, Colorado National Bank, Colorado, PNC National Bank of Philadelphia, Pennsylvania and Bank Leumi of New York. The interest rate on this facility is prime rate plus five-eighths of one percent (9.125% as of December 31, 1997). Outstanding borrowings on this facility were $2.8 million at December 31, 1997.

The Company's second securitization transaction, which closed in November 1996, provided for an aggregate lease funding amount of $65 million. During the six months ended December 31, 1997, the Company funded the remaining amount available under this facility of $41.2 million.

In December 1997 the Company closed it's fourth securitization transaction which provides for an aggregate funding amount of $150.0 million. The facility is available for funding on a monthly or quarterly basis subject to certain minimum and maximum amounts. As of December 31, 1997 the investor had funded $20.6 million, $129.4 million remained available for funding.

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

The following table documents lease delinquencies 31 or more days past due as of December 31, 1997. The table presents the delinquent leases for the quarters presented as a percentage of the remaining lease receivable balance for that pool.

                            STATIC POOL REPORTING(1)
                               31+ DAYS DELINQUENT

           ORIGINAL
           LEASE
CALENDAR   RECEIVABLE                              PERCENTAGE OF REMAINING LEASE RECEIVABLE
                                                  ----------------------------------------
QUARTER    (IN THOUSANDS)   QTR 1   QTR 2    QTR 3   QTR 4    QTR 5    QTR 6    QTR 7   QTR 8    QTR 9   QTR 10   QTR 11   QTR 12
-------    --------------   -----   ------   -----  ------    -----    -----    -----   -----    -----   ------   ------   ------
1995:
1st Quarter $      31       0.0%     0.0%    0.0%     0.0%     0.0%     0.0%    0.0%     0.0%     0.0%     0.0%     0.0%     0.0%
2nd Quarter     1,748       0.0      0.0     0.0      0.4      0.4      0.3     0.9      2.1      4.6      4.9      4.1%
3rd Quarter     6,082       0.0      2.5     2.1      3.5      3.9      5.6     3.0      2.6      4.9      3.9%
4th Quarter    10,444       0.0      0.9     2.4      3.0      5.3      3.1     4.8      5.5      4.9%

1996:
1st Quarter    15,906       0.0      0.8     2.0      3.3      3.4      2.8     2.7      3.9%
2nd Quarter    16,849       0.0      1.2     2.6      3.8      5.4      5.7     7.2%
3rd Quarter    15,467       0.0      0.8     2.0      2.2      3.2      4.1%
4th Quarter    22,220       0.0      0.4     2.2      2.0      3.4%

1997:
1st Quarter    32,361       0.0      0.6     2.2      3.7%
2nd Quarter    38,478       0.0      1.5     3.4%
3rd Quarter    51,664       0.0      1.2%
4th Quarter    72,228       0.0%


(1) Excludes data for Granite Financial Acquisition Corp. I. Lease delinquencies are calculated on a monthly basis. Monthly calculations are then averaged to create an average delinquency rate for the period.

The following table documents net investment charge-offs for each quarter presented as a percentage of original net investment in leases for that quarter. Negative net investment charge-off amounts indicate that recoveries exceeded charge-offs during the quarter.

                            STATIC POOL REPORTING (1)
                           NET INVESTMENT CHARGE-OFFS



                      ORIGINAL                PERCENTAGE OF ORIGINAL INVESTMENT VALUE
                    NET INVESTMENT-----------------------------------------------------------------------------------------------
   CALENDAR PERIOD     VALUE       Q1      Q2      Q3      Q4      Q5      Q6      Q7      Q8     Q9    Q10    Q11    Q12   TOTAL
   --------------- -------------- ----    ----    ----    ----    ----    ----    ----    ----   ----   ----   ---    ----  -----
                    (IN THOUSANDS)
1995:  1ST QUARTER    $    23     0.0%    0.0%     0.0%    0.0%    0.0%    0.0%   0.0%    0.0%   0.0%   0.0%   0.0%   0.0%   0.0%
       2ND QUARTER    $ 1,337     0.0%    0.0%     0.0%    0.0%    1.0%    0.0%  -0.4%    0.8%   1.0%   1.9%   0.4%          4.7%
       3RD QUARTER    $ 4,755     0.0%    0.0%     0.0%    0.0%    0.0%    0.5%   0.6%    0.9%   1.6%   2.2%                 5.8%
       4TH QUARTER    $ 8,107     0.0%    0.0%     0.2%    0.2%    2.4%    0.8%  -0.1%    1.3%  -0.2%                        4.6%

1996:  1ST QUARTER    $12,377     0.0%    0.0%     0.1%    1.0%    1.6%    1.3%   0.3%    0.9%                               5.2%
       2ND QUARTER    $13,174     0.0%    0.0%     1.1%   -0.1%    1.3%    0.6%   0.6%                                       3.5%
       3RD QUARTER    $12,077    -0.1%    0.0%     0.6%    0.5%    0.1%    0.2%                                              1.3%
       4TH QUARTER    $17,338     0.0%    0.0%     0.4%    1.4%    0.5%                                                      2.3%

1997:  1ST QUARTER    $25,309     0.0%    0.0%     0.6%    0.8%                                                              1.4%
       2ND QUARTER    $30,231     0.0%    0.2%     1.0%                                                                      1.3%
       3RD QUARTER    $40,744     0.0%    0.1%                                                                               0.1%
       4TH QUARTER    $56,340     0.0%                                                                                       0.0%

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

d)  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

         10.1   Trust and Security Agreement dated December 1, 1997, among
                GF Funding Corp. IV (the "Transferor"), Granite Financial,
                Inc. (the "Company"), Norwest Bank Minnesota, National
                Association, (the "Trustee") and Norwest Bank Minnesota,
                National Association (the "Back-up Servicer");
         10.2   Lease Acquisition Agreement dated December 1, 1997, between the Company and the Transferor;
         10.3   Servicing Agreement dated December 1, 1997, among the
                Transferor, the Company, the Trustee and the Back-up
                Servicer.
         11     Computation of Earnings Per Share
         27     Financial Data Schedule

b)  Reports on 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GRANITE FINANCIAL, INC.


Dated:  February 13, 1998           By: /s/ William W. Wehner
                                        ---------------------
                                            William W. Wehner
                                            Chairman and Chief Executive Officer


Dated:  February 13, 1998           By: /s/ William S. Cobb
                                        ---------------------
                                            William S. Cobb
                                            Senior Vice President
                                            Corporate Development and Chief
                                            Financial Officer

                                EXHIBIT INDEX



      Exhibits             Description
      --------             -----------

         10.1   Trust and Security Agreement dated December 1, 1997, among
                GF Funding Corp. IV (the "Transferor"), Granite Financial,
                Inc. (the "Company"), Norwest Bank Minnesota, National
                Association, (the "Trustee") and Norwest Bank Minnesota,
                National Association (the "Back-up Servicer");
         10.2   Lease Acquisition Agreement dated December 1, 1997, between the Company and the Transferor;
         10.3   Servicing Agreement dated December 1, 1997, among the
                Transferor, the Company, the Trustee and the Back-up
                Servicer.
         11     Computation of Earnings Per Share
         27     Financial Data Schedule